Form 10-Q
period 1996-04-30
MNI GROUP INC
filed 1996-06-13
CIK 722617

                                     United States
                          Securities and Exchange Commission
                                Washington, D.C.  20549

                                       Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended April 30, 1996

                                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934



Commission File Number:  0-18349


                                  The MNI Group Inc.
                (Exact name of registrant as specified in its charter)


    New Jersey                                           22-2380325
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


10 West Forest Avenue, Englewood, New Jersey                  07631
(Address of principal executive offices)                (Zip Code)

                                    (201) 569-1188
                 (Registrant's telephone number, including area code)



                 (Former name, former address and former fiscal year,
                             if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                  [X] Yes   [ ] No


                   Applicable Only to Issuers Involved in Bankruptcy
                      Proceeding During the Preceding Five Years:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                      [ ] Yes   [ ] No


                         Applicable Only to Corporate Issuers:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    3,928,643 shares of Common Stock at June 12, 1996

                            PART I - FINANCIAL INFORMATION

                                  THE MNI GROUP, INC.

                              CONSOLIDATED BALANCE SHEETS




                                     ASSETS


                                                               April
                                                                30,         January 31,
                                                               1996             1996
                                                            ----------     ----------
                                                            (Unaudited)
Current assets:
  Cash                                                     $   14,500     $   11,100
  Accounts receivable (net of allowance)                      201,600        126,200
  Inventories                                                  75,100         84,100
  Other current assets                                         13,600         16,400
                                                           ----------     ----------
      Total current assets                                    304,800        237,800
                                                           ----------     ----------

Furniture, fixtures and leasehold improvements (net)            4,400          4,700
Other assets                                                   15,500         15,500
                                                           ----------     ----------
                                                               19,900         20,200
                                                           ----------     ----------

                                                           $  324,700     $  258,000
                                                           ----------     ----------
                                                           ----------     ----------



                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                         $  184,500     $  132,800
  Accrued expenses and other liabilities                      312,100        303,900
  Note payable                                                 55,100         55,100
  Due to officer                                               11,500            -
                                                           ----------     ----------

      Total current liabilities                               563,200        491,800
                                                           ----------     ----------

Long-term debt (net of current portion)                       118,100        146,400
Excess of purchase price over basis of assets acquired
  net of amortization                                         162,900        164,000
                                                           ----------     ----------
                                                              281,000        310,400
                                                           ----------     ----------

Stockholders' (deficiency):
  Common stock, no par value; 10,000,000 shares
    authorized; shares issued and outstanding -
    April 30, 1996 and January 31, 1996 - 3,710,709         7,238,900      7,238,900
  Accumulated deficit                                     ( 7,758,400)   ( 7,783,100)
                                                           ----------     ----------
                                                          (   519,500)   (   544,200)
                                                           ----------     ----------

                                                           $  324,700     $  258,000
                                                           ----------     ----------
                                                           ----------     ----------


The accompanying notes are an integral part hereof.

                                  THE MNI GROUP, INC.

                         CONSOLIDATED STATEMENTS OF OPERATIONS




                                                               Three Months Ended
                                                                    April 30,
                                                            ------------------------
                                                                1996          1995
                                                            ----------    ----------
                                                             (Unaudited)  (Unaudited)
Sales                                                      $  401,200     $  180,200
                                                           ----------     ----------

Cost of sales and operating expenses:
  Cost of merchandise sales                                   249,700        118,500
  Selling, general and administrative expenses                121,800        133,600
  Research and development                                        -            1,300
                                                           ----------     ----------
                                                              371,500        253,400
                                                           ----------     ----------

Income (loss) from operations                                  29,700    (    73,200)
                                                           ----------     ----------

Other expense:
  Interest expense                                        (     5,000)   (     5,400)
                                                           ----------     ----------
                                                          (     5,000)   (     5,400)
                                                           ----------     ----------

Net income (loss)                                          $   24,700    ($   78,600)
                                                           ----------     ----------
                                                           ----------     ----------


Income (loss) per share:
  Earnings (loss) per common and
    common equivalent share:
      Primary                                              $      .01     ($     .02)
      Assuming full dilution                                      -              -

Shares used in computing earnings per
  common and common equivalent share:
    Primary                                                 3,710,709      3,710,709
                                                           ----------     ----------
                                                           ----------     ----------
    Assuming full dilution                                  6,857,209      6,857,209
                                                           ----------     ----------
                                                           ----------     ----------


The accompanying notes are an integral part hereof.

                                  THE MNI GROUP INC.


                         CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               Three Months Ended
                                                                    April 30,
                                                            ------------------------
                                                                1996          1995
                                                            ----------    ----------
                                                             (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                          $ 24,700      ($ 78,600)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                         (     800)     (     600)
      Change in operating assets and liabilities:
        (Increase) decrease in accounts receivables         (  75,400)        12,600
        (Increase) decrease in inventories                      9,000      (   4,000)
        Decrease in prepaid expenses and other assets           2,800          8,000
        Increase in accounts payable                           51,700         24,800
        Increase in accrued expenses                            8,200         51,600
                                                           ----------     ----------
Net cash provided by operating activities                      20,200         13,800
                                                           ----------     ----------

Cash flows from financing activities:
  Increase in loans from officers                              11,500            -
  Reduction in long-term debt                               (  28,300)           -
                                                           ----------     ----------
Net cash (used) by financing activities                     (  16,800)           -
                                                           ----------     ----------

Increase in cash                                                3,400         13,800

Cash at beginning of period                                    11,100         11,900
                                                           ----------     ----------

Cash at end of period                                        $ 14,500       $ 25,700
                                                           ----------     ----------
                                                           ----------     ----------

Supplemental information:
  Interest expense paid                                      $  5,000       $  2,400
  Federal income tax                                              -              -




The accompanying notes are an integral part hereof.

                                  THE MNI GROUP, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    APRIL 30, 1996



         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the company as of April 30, 1996, and the results of its operations and cash flows for the three months ended April 30, 1996 and 1995. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 1996, which is included in its Form 10K filed in April 1996. The results of operations for the period ended April 30, 1996 are not necessarily indicative of the operating results for the full year.


1.  INCOME PER SHARE:

         Income per share is computed on the weighted average number of shares outstanding. All outstanding options and warrants have been included in the computation of the earnings per share for the three months ended April 30, 1996.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    April 30, 1996



Results of Operations

The Company has been profitable during this quarter due to increased sales.

Sales for the three months ended April 30, 1996 increased to $401,200 as compared with sales of $180,200 for the comparable period in 1995, an increase of 122%. Cost of sales increased from $118,500 for the three months ended April 30, 1995, or 65.8% of sales, to $249,700, or 62.2% of sales, for the comparable period in 1996. For the three months ended April 30, 1996, the Company incurred an operating profit of $29,700 and a net profit of $24,700, or $.01 per share, as compared to an operating loss of $73,200 and a net loss of $78,600, or $.02 per share, for the comparable period of 1995.

Other expense was $5,000 for the three months ended April 30, 1996 as compared to $5,400 during the comparable period of 1995, a decrease of $400.


Liquidity and Capital Resources

At April 30, 1996 the Company had cash of $14,500 as contrasted with cash of $11,100 on January 31, 1996. There is no assurance that the Company will be able to obtain sufficient cash to fund its operations. Management believes that the Company requires additional financing to conduct its operations on a profitable basis and to develop and market additional products and programs.
The Company is engaged in an effort to obtain such funding.

                              PART II - OTHER INFORMATION

                                    Not Applicable

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE MNI GROUP INC.
                                      (registrant)



June 13, 1996                     By:  /s/Arnold M. Gans
                                       ------------------------
                                       Arnold M. Gans
                                       President
                                       (Principal Operating Officer
                                       and Principal Accounting and
                                       Financial Officer)