Form 10-Q/A
period 1996-04-30
MNI GROUP INC
filed 1996-07-30
CIK 722617

United States
                      Securities and Exchange Commission
                           Washington, D.C.  20549

                                Form 10-Q\A-1

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-18349

                              The MNI Group Inc.
            (Exact name of registrant as specified in its charter)

     New Jersey                                           22-2383025
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

10 West Forest Avenue, Englewood New Jersey                 07631
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

                              THE MNI GROUP INC.
                                  (registrant)


July 29, 1996                 By:  /s/Arnold M. Gans
                                   Arnold M. Gans
                                   President
                                   (Principal Operating Officer
                                   and Principal Accounting and
                                   Financial Officer)