Form 10-Q
period 1996-07-31
MNI GROUP INC
filed 1996-09-13
CIK 722617

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1996

                                       or

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

     3,928,643 shares of Common Stock at September 12, 1996

                               THE MNI GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                     July
                                                                      31,       January 31,
                                                                     1996           1996
                                                                 -----------    -----------
                                                                 (Unaudited)
Current assets:
   Cash                                                          $    10,300    $    11,100
   Accounts receivable (net of allowance)                             51,800        126,200
   Inventories                                                        56,500         84,100
   Other current assets                                               13,900         16,400
                                                                 -----------    -----------

      Total current assets                                           132,500        237,800
                                                                 -----------    -----------

Furniture, fixtures and leasehold improvements (net)                   4,000          4,700
Other assets                                                          15,500         15,500
                                                                 -----------    -----------
                                                                      19,500         20,200

                                                                 $   152,000    $   258,000
                                                                 ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

Current liabilities:
   Accounts payable                                              $    68,800    $   132,800
   Accrued expenses and other liabilities                            293,000        303,900
   Note payable                                                       35,700         55,100
   Due to officer                                                      6,500           --
                                                                 -----------    -----------

      Total current liabilities                                      404,000        491,800
                                                                 -----------    -----------

Long-term debt (net of current portion)                              128,600        146,400
Excess of purchase price over basis of assets acquired
   net of amortization                                               161,800        164,000
                                                                 -----------    -----------
                                                                     290,400        310,400
                                                                 -----------    -----------

Stockholders' (deficiency):
   Common stock, no par value; 10,000,000 shares
      authorized; shares issued and outstanding -
      July 31, 1996 and January 31, 1996 - 3,710,709               7,238,900      7,238,900
   Accumulated deficit                                            (7,781,300)    (7,783,100)
                                                                 -----------    -----------
                                                                    (542,400)      (544,200)

                                                                 $   152,000    $   258,000
                                                                 ===========    ===========

                              THE MINI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Six Months Ended              Three Months Ended
                                        July 31,                      July 31,
                               -------------------------     --------------------------
                                   1996           1995           1996          1995
                               -----------    -----------    -----------    -----------
                               (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Sales                          $   596,400    $   628,000    $   195,200    $   447,800
                               -----------    -----------    -----------    -----------

Cost of sales and operating
   expenses:
   Cost of merchandise sales       358,500        409,000        108,800        290,500
   Selling, general and
   administrative expenses         226,900        259,700        105,100        126,100
   Research and development           --            3,000           --            1,700
                               -----------    -----------    -----------    -----------
                                   585,400        671,700        213,900        418,300
                               -----------    -----------    -----------    -----------

Income (loss) from operations       11,000        (43,700)       (18,700)        29,500

Other income (expense):
   Interest expense                 (9,200)       (11,000)        (4,200)        (5,600)
                               -----------    -----------    -----------    -----------

Net income (loss)              $     1,800    ($   54,700)   ($   22,900)   $    23,900
                               ===========    ===========    ===========    ===========


Income (loss) per
   share:
   Earnings (loss) per
      common and common
      equivalent share:
      Primary                         --            ($ 01)         ($ 01)          $ 01
      Assuming full
         dilution                     --            ($ 01)          --             --

Shares used in
   computing earnings
   per common and
   common equivalent
   share:
      Primary                    3,710,709      3,710,709      3,710,709      3,710,709
                               ===========    ===========    ===========    ===========
      Assuming full
         dilution                6,857,209      6,857,209      6,857,209      6,857,209
                               ===========    ===========    ===========    ===========

The accompanying notes are an integral part hereof.

                              THE MINI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Six Months Ended
                                                                   July 31,
                                                         ----------------------------
                                                              1996           1995
                                                         -----------        ---------
Cash flows from operating activities:
   Net income (loss)                                     $  1,800           ($54,700)
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
       Depreciation and amortization                       (1,500)            (1,000)
       Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable        74,400            (18,600)
         (Increase) decrease in inventories                27,600             (4,700)
         Decrease in prepaid expenses and other assets      2,500               (400)
         Increase (decrease) in accounts payable          (64,000)            54,300
         Increase (decrease in accrued expenses           (10,900)            27,500
                                                         --------           --------
Net cash provided by operating activities                  29,900              2,400
                                                         --------           --------

Cash flows from financing activities:
   Increase in loans from officers                          6,500               --
   Reduction in long-term debt                            (37,200)              (500)
                                                         --------           --------
Net cash (used) by financing activities                   (30,700)              (500)
                                                         --------           --------

Increase (decrease) in cash                                  (800)             1,900

Cash at beginning of period                                11,100             11,900
                                                         --------           --------

Cash at end of period                                    $ 10,300           $ 13,800
                                                         ========           ========

Supplemental information:
   Interest expenses paid                                $  9,200           $  5,200
   Federal income tax                                        --                 --

The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1996

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the company as of July 31, 1996, and the results of its operations and cash flows for the six months ended July 31, 1996 and 1995. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements for the year ended January 31, 1996, which is included in its Form 10K filed in April 1996. The results of operations for the period ended July 31, 1996 are not necessarily indicative of the operating results for the full year.

1. Income per Share:

     Income per share is computed on the weighted average number of shares outstanding. All outstanding options and warrants have been included in the computation of the earnings per share for the six months ended July 31, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  July 31, 1996

Results of Operations

Seasonal fluctuations and an overstock of network distributor affiliates contributed to a downtrend in sales, resulting in a quarterly loss.

Sales for the three months ended July 31, 1996 were $195,200 as compared with sales of $447,800 for the comparable period in 1995, a decrease of 56.4%. Cost of sales decreased from $290,500 for the three months ended July 31, 1995, or 64.9% of sales, to $108,800, or 55.7% of sales, for the comparable period in 1996. Selling, general and administrative expenses decreased 16.6% to $105,100 from $126,100. For the three months ended July 31, 1996, the Company incurred an operating loss of $18,700 and a net loss of $22,900, or ($.01) per share, as compared to an operating income of $29,500 and a net income of $23,900, or $.01 per share, for the comparable period of 1995.

Interest expense was $4,200 for the three months ended July 31, 1996 as compared to $5,600 during the comparable period of 1995.

Sales for the six months ended July 31, 1996 were $596,400 as compared with sales of $628,000 for the comparable period in 1995, a decrease of 5%. Cost of sales decreased from $409,000 for the six months ended July 31, 1995 or 65.1% of sales, to $358,500, or 60.1% of sales, for the comparable period in 1996. Selling, general and administrative expenses decreased 12.6% to $226,900 from $259,700. For the six months ended July 31, 1996, the Company incurred an operating income of $11,000 and a net income of $1,800 or $- per share, as compared to an operating loss of $43,700 and a net loss of $54,700 or ($.01) per share, for the comparable period of 1995.

Interest expense was $9,200 for six months ended July 31, 1996, as compared to $11,000 during the comparable period of 1995.

Liquidity and Capital Resources

At July 31, 1996 the Company had cash of $10,300 as contrasted with cash of $11,100 on January 31, 1996. There is no assurance that the Company will be able to obtain sufficient cash to fund its operations. Management believes that the Company requires additional financing to conduct its operations on a profitable basis and to develop and market additional products and programs. The Company is engaged in an effort to obtain such funding.

                           PART II - OTHER INFORMATION

                                 Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MNI GROUP INC.
                                              (registrant)


September 13, 1996                        By:   /s/Arnold M. Gans
                                                -----------------
                                                Arnold M. Gans
                                                President
                                                (Principal Operating Officer
                                                and Principal Accounting and
                                                Financial Officer)