Form 10-Q
period 1996-10-31
MNI GROUP INC
filed 1996-12-13
CIK 722617

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1996

                                       or

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

      3,710,709 shares of Common Stock at December 11, 1996

                               THE MNI GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      October 31,    January 31,
                                                         1996           1996
                                                      -----------   -----------
                                                      (Unaudited)
Current assets:
  Cash                                                $     2,600   $    11,100
  Accounts receivable (net of allowance)                   42,500       126,200
  Inventories                                              79,100        84,100
  Other current assets                                     12,800        16,400
                                                      -----------   -----------
      Total current assets                                137,000       237,800
                                                      -----------   -----------
Furniture, fixtures and leasehold improvements (net)        3,700         4,700
Other assets                                               15,500        15,500
                                                      -----------   -----------
                                                           19,200        20,200
                                                      -----------   -----------
                                                      $   156,200   $   258,000
                                                      ===========   ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                    $    60,900   $   132,800
  Accrued expenses and other liabilities                  304,900       303,900
  Note payable                                             35,700        55,100
  Due to officer                                           61,200          --
                                                      -----------   -----------
      Total current liabilities                           462,700       491,800
                                                      -----------   -----------
Long-term debt (net of current portion)                   119,600       146,400
Excess of purchase price over basis of assets
  acquired net of amortization                            160,700       164,000
                                                      -----------   -----------
                                                          280,300       310,400
                                                      -----------   -----------
Stockholders' (deficiency):
  Common stock, no par value; 10,000,000 shares
    authorized; shares issued and outstanding -
    October 31, 1996 and January 31, 1996 - 3,710,709   7,238,900     7,238,900
  Accumulated deficit                                  (7,825,700)   (7,783,100)
                                                      -----------   -----------
                                                       (  586,800)   (  544,200)
                                                      -----------   -----------
                                                      $   156,200   $   258,000
                                                      ===========   ===========

The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Nine Months Ended           Three Months Ended
                                       October 31,                 October 31,
                                -------------------------   -------------------------
                                   1996          1995          1996          1995
                                -----------   -----------   -----------   -----------
                                (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Sales                           $   709,700   $ 1,004,300   $   113,300   $   376,300
                                -----------   -----------   -----------   -----------
Cost of sales and operating
  expenses:
  Cost of merchandise sales         403,000       639,100        44,500       230,100
  Selling, general and
    administrative expenses         334,900       373,800       108,000       114,100
  Research and development             --           5,100          --           2,100
                                -----------   -----------   -----------   -----------
                                    737,900     1,018,000       152,500       346,300
                                -----------   -----------   -----------   -----------
Income (loss) from operations  (     28,200) (     13,700) (     39,200)       30,000

Other income (expense):
  Interest expense             (     14,400) (     15,700) (      5,200) (      4,700)
                                -----------   -----------   -----------   -----------
Net income (loss)              ($    42,600) ($    29,400) ($    44,400)  $    25,300
                                ===========   ===========   ===========   ===========

Income (loss) per
  share:
  Earnings (loss) per
    common and common
    equivalent share:
    Primary                           ($ 01)        ($ 01)        ($ 01)         $ 01
    Assuming full
      dilution                          --            --            --            --

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

                               THE MNI GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                             October 31,
                                                       -----------------------
                                                          1996          1995
                                                       ---------     ---------
                                                      (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net (loss)                                           ($ 42,600)    ($ 29,400)
  Adjustments to reconcile net (loss) to
    net cash provided (used) by operating
    activities:
      Depreciation and amortization                       (2,300)       (1,600)
      Change in operating assets and liabilities:
        (Increase) decrease in accounts receivable        83,700      (119,400)
        Decrease in inventories                            5,000        27,000
        (Increase) decrease in prepaid expenses and
          other assets                                     3,600        (3,600)
        Increase (decrease) in accounts payable          (71,900)       83,800
        Increase in accrued expenses                       1,000        28,700
                                                       ---------     ---------
Net cash (used) by operating activities                  (23,500)      (14,500)
                                                       ---------     ---------

Cash flows from investing activities:
  Increase in security deposits                             --            (500)
                                                       ---------     ---------
Net cash (used) by investing activities                     --            (500)
                                                       ---------     ---------

Cash flows from financing activities:
  Reduction in notes payable                             (46,200)       (8,900)
  Increase in loans from officer                          61,200        25,500
                                                       ---------     ---------
Net cash provided by financing activities                 15,000        16,600
                                                       ---------     ---------

Increase (decrease) in cash                               (8,500)        1,600

Cash at beginning of period                               11,100        11,900
                                                       ---------     ---------

Cash at end of period                                  $   2,600     $  13,500
                                                       =========     =========

Supplemental information:
  Interest expense paid                                $  14,400     $  10,100
  Federal income tax                                        --            --

The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1996

            In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the company as of October 31, 1996, and the results of its operations and cash flows for the nine months ended October 31, 1996 and 1995. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 1996, which is included in its Form 10K filed in April 1996. The results of operations for the period ended October 31, 1996 are not necessarily indicative of the operating results for the full year.

      1. Income per Share:

            (Loss) per share is computed on the weighted average number of shares outstanding. The inclusion of common stock equivalents (warrants and options) in this computation would be antidulutive.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                October 31, 1996

Results of Operations

Sales for the three months ended October 31, 1996 were $113,300 as compared with sales of $376,300 for the comparable period in 1995, a decrease of 69.9%. The decrease was attributable to shipment deferrals of certain customer orders approximating $125,000 from the quarter ended October 31, 1996 to the quarter ending January 31, 1997 and the maintenance of higher than historically normal inventory levels of the Company's products by its most significant distributor.

Cost of sales decreased from $230,100 for the three months ended October 31, 1995, or 61.1% of sales, to $44,500, or 39.2% of sales, for the comparable period in 1996. The decrease was attributable to a more favorable product mix with higher gross margins. Selling, general and administrative expenses decreased 5.3% to $108,000 from $114,100.

For the three months ended October 31, 1996, the Company incurred an operating loss of $39,200 and a net loss of $44,400, or ($.01) per share, as compared to an operating income of $30,000 and a net income of $25,300, or $.01 per share, for the comparable period of 1995.

Interest expense was $5,200 for the three months ended October 31, 1996 as compared to $4,700 during the comparable period of 1995.

Sales for the nine months ended October 31, 1996 were $709,700 as compared with sales of $1,004,300 for the comparable period in 1995, a decrease of 29.3% attributable primarily to the reasons set forth in the discussion of operating results for the three months ended October 31, 1996, above.

Cost of sales decreased from $639,100 for the nine months ended October 31, 1995 or 63.6% of sales, to $403,000, or 56.7% of sales, for the comparable period in 1996. Selling, general and administrative expenses decreased 10.4% to $334,900 from $373,800.

For the nine months ended October 31, 1996, the Company incurred an operating loss of $28,200 and a net loss of $42,600 or ($.01) per share, as compared to an operating loss of $13,700 and a net loss of $29,400 or ($.01) per share, for the comparable period of 1995.

Interest expense was $14,400 for nine months ended October 31, 1996, as compared to $15,700 during the comparable period of 1995.

Liquidity and Capital Resources

At October 31, 1996 the Company had cash of $2,600 as contrasted with cash of $11,100 on January 31, 1996. The Company has experienced cash flow shortfalls from time to time, which have been historically satisfied by cash advances from the Company's President. Such advances aggregated $61,200 at October 31, 1996. There is no assurance that the Company will be able to obtain sufficient cash to fund its operations. Management believes that the Company requires additional financing to conduct its operations on a profitable basis and to develop and market additional products and programs. The Company is continually engaged in an effort to obtain such funding.

                           PART II - OTHER INFORMATION

                                 Not Applicable

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MNI GROUP INC.
                                             (registrant)


December 11, 1996                         By: /s/Arnold M. Gans
                                              -----------------
                                              Arnold M. Gans
                                              President
                                              (Principal Operating Officer
                                              and Principal Accounting and
                                              Financial Officer)