Form 10-K
period 1997-01-31
MNI GROUP INC
filed 1997-05-13
CIK 722617

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 -------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended   January 31, 1997
                          ------------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                          to
                              --------------------------  ----------------------

                       Commission file number   0-18349
                                             --------------------

                              THE MNI GROUP INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        New Jersey                                                 22-2380325
---------------------------------------------              ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


10 West Forest Avenue, Englewood, New Jersey                        07631
-----------------------------------------------            ---------------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (201) 569-1188
                                                   -----------------------------

--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON WHICH
      TITLE OF EACH CLASS                              REGISTERED
      -------------------                    ------------------------------

----------------------------------       ---------------------------------------

----------------------------------       ---------------------------------------

Securities registered pursuant to Section 12(g) of the Act:


                                 Common Stock
--------------------------------------------------------------------------------
                               (Title of Class)

--------------------------------------------------------------------------------
                               (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes...X....    No........

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. N/A

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes........   No.........

                      ----------------------------------

  The number of shares outstanding of the Registrant's common stock is 3,928,643 (as of 5/9/97).
  The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $949,861 (as of 5/9/97).

                      DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

                                    PART I


Item 1.  BUSINESS
         --------

     (a) General Development of Business
         -------------------------------

Introduction

     The MNI Group Inc. (the "Company"), through its subsidiaries, develops and distributes diverse nutritional and health related proprietary programs and products for both humans and pets.

     Medical Nutrition, Inc., a wholly owned subsidiary of the Company ("MNI"), distributes nutritional support products to physicians and hospitals and develops products for direct sales organizations.

     Holistic Products Corp., a wholly owned subsidiary of the Company ("Holistic"), markets and distributes specialized home remedy and personal care products sold primarily through health food stores.

     NutraPet Labs, Inc., an approximately 62% owned subsidiary ("NutraPet"), develops and distributes innovative nutritionally-oriented pet products and programs, sold primarily through pet chains, mail order catalogs and television home shopping.

     The Company was incorporated in New Jersey on December 28, 1981. Its executive offices are located at 10 West Forest Avenue, Englewood, New Jersey 07631; its telephone number is (201) 569-1188. All references herein to the Company include MNI, Holistic and NutraPet, unless the context indicates to the contrary.

Recent Development

     In April 1997, the Company signed a letter of intent to acquire K.O.S. Industries, Inc. ("KOS"), a distributor of pet-related products, for 600,000 shares of the Company's Common Stock. In addition, two of KOS' principals will be granted options to acquire an aggregate of 900,000 shares of the Company's Common Stock. These options, which will first become exercisable in substantial part on December 31, 1998 at a price per share equal to the market price of the Company's Common Stock on the date the proposed KOS acquisition is consummated, will expire on December 31, 2001. There can be no assurance that this acquisition transaction will be consummated upon these or other terms, if at all.


     (b) Financial Information About Industry Segments
         ---------------------------------------------

     Not applicable.

     (c) Narrative Description of Business and Products
         ----------------------------------------------

     (1) Nutritional Support Products and Programs

     The Company's products are classified as "Nutraceuticals", i.e., a food or food supplement that provides medical or health benefits, including the prevention and treatment of disease. The products are designed to become an integral part of a consu-mer's healthy lifestyle. The Company has developed weight-loss nutritional programs for physicians and hospitals in conjunction with the Institute for Nutrition and Medicine at Deaconess Hospital in Boston, Massachusetts. Landmark health reports like the 1992 U.S. Department of Health and Human Services "Healthy People 2000 Nutrition Objectives," provide a list of specific goals to achieve a healthy America by the year 2000. The Company's programs are aimed at meeting these guidelines.

     Sales of nutritional support products and programs accounted for approximately 70% and 76%, respectively, of its revenues for its fiscal years ended January 31, 1997 and 1996.

     (2)  Personal Care Products

     Holistic markets approximately 10 specialized personal care products such as skin care items, tablets and lozenges under its own label, which are sold principally to health food stores. Holistic's operations accounted for approximately 12% and 11%, respectively, of the Company's revenues for its fiscal years ended January 31, 1997 and 1996.

     (3)  Pet Products

     NutraPet develops and distributes products incorporating advanced concepts in animal nutrition with inventive packaging and delivery systems. These are sold to the super store chains, retail pet stores, mail order catalogues, and television shopping networks. Gold Caps is a nutritional supplement containing five essential fatty acids intended to produce shining, lustrous coats while alleviating skin irritation. Gold Caps contain a liquid solution dispensed in a gold-colored, tear-drop capsule. Each single dose is added to pet food. NutraPet has three powered products dispensed in cans and available in formulas for dogs and cats. TNT (Total Nutrition Technology) contains 35 concentrated nutrients that are intended to maximize the well-being and growth of pets. New Science contains antioxidant supplementa-tion formulated to protect against pro-radical cell damage and to enhance a pet's defenses against serious disease conditions. Super C Complex utilizes a special Vitamin C formulation that enters the blood stream twice as fast as other forms of the vitamin. It is non-acidic and more potent, making it ideal for ailing or old pets, as well as healthy ones. Silver Caps are concentrated nutrients for older pets with separate formulations for dogs and cats. They are dispensed in a format similar to GoldCaps and supply fatty acids, antioxidants and zinc to older dogs and cats who need additional supplementing to keep them healthy. A Dental Hygiene Kit contains dental wipes and breath gels.

     NutraPet's operations accounted for approximately 18% and 13%, respectively, of the Company's revenues for its fiscal years ended January 31, 1997 and 1996.

     (4)  Other Products

     Network marketing companies have become a large force in the nutrition industry and the Company develops products for several of these organizations. To date, the Company has supplied a meal replacement in cans, packets and bottles, four nutrition bars, a calcium supplement, an antioxidant supplement and a Probiotic supplement under private label agreements.

     (5) Manufacturing; Sources of Supply
         --------------------------------

     The Company has no manufacturing facilities of its own. All of its products, some of which are based upon specific formulations and recipes
developed by the Company, are manufactured by unaffiliated persons.    Each of
such manufacturers has agreed not to disclose such formulations and recipes to third parties. The Company believes, however, that there are many manufacturers with sufficient plant capacity to satisfy the Company's present needs upon commercially reasonable terms. Raw materials for its present and proposed products are readily available.

     (6) Marketing; Nutritional Testing
         ------------------------------

     The Company markets its weight management programs to physicians, weight loss clinics and hospitals through medical trade shows.

     The Company's nutritional support products are sold throughout the United States. At January 31, 1997, the Company had approximately 195 accounts (including physicians, hospitals and other weight management facilities).

     Pet products are sold through major pet chains, regional distributors and a national network of manufacturers' representatives as well as on home shopping television networks.

     The Company has sought to expand its marketing efforts to encompass rapidly growing alternative marketing channels, such as direct response and multi-level. In addition, it has forged alliances with several independent marketing organizations to accelerate product introduction and defray costs. These organizations typically represent one or more products to specific outlets and they are compensated based on sales volume. A single direct marketing company accounted for approximately 55% and 56%, respectively, of the Company's sales during its fiscal years ended January 31, 1997 and 1996.

     The Company attempts to generate brand name identification for its products, which are designed for recurring sales.

     The Company believes that its success in marketing its programs and products is materially dependent upon establishing the efficacy of its programs and products through nutritional tests before the programs and products are offered for sale to its customers. Clinical evaluations and testing involve expenditures of significant funds. There were no significant expenditures during the Company's fiscal years ended January 31, 1997 and 1996 for clinical evaluations and testing, as product manufacturers performed these services for the Company during that period.

     (7)  Trademarks and Patents
          ----------------------

     The Company does not have patents for its products. The Company believes its trademark and service marks are not material to its present operations.

     (8)  Seasonality
          -----------

     The diet industry historically experiences reduced revenues during July and August and the winter holiday season. This trend reflects summer vacation times and holiday periods (Thanksgiving-Christmas), when people tend not to enter diet programs. Holistic also is affected by seasonal factors, with its greatest volume in the fall and winter.

     (9)  Product Liability
          -----------------

     The Company's business involves the possibility of persons asserting claims against the Company. To date, the Company has not experienced any product liability claims. The Company carries product liability insurance in the amount of $1,000,000 per occurrence with an aggregate limitation of $2,000,000.

     (10)  Regulation
           ----------

     The business of the Company and its suppliers is subject to regulation by certain federal agencies, including the Food and Drug Administration ("FDA"), which regulates food labelling. The Federal Food, Drug and Cosmetic Acts specifically prohibits adulteration and misbranding of food products and imposes penalties and other sanctions such as seizure of products in instances of such Act's violation. The Company requires the manufacturers of its food products to obtain appropriate governmental approvals and to comply with applicable regulations. To the

Company's knowledge, all the Company's present suppliers meet FDA requirements applicable to the manufacture of the Company's products.

     The products marketed by Holistic and NutraPet are subject to FDA labelling and claim guidelines covering nutritional supplements. If a product claim relates to prevention of disease, the FDA may apply more stringent drug product regulations, particularly demonstrated safety and efficacy of the product and the need for FDA pre-marketing approval.

     (11)  Competition
           -----------

     There is intense competition in all of the Company's markets, including weight management, personal care and pet care. Many of the Company's competitors have substantially greater financial and marketing resources than the Company.

     (12)  Employees
           ---------

     The Company presently has 4 employees.


     (d) Financial Information About Foreign and Domestic Operations and Export
         ----------------------------------------------------------------------
Sales
-----

         Inapplicable.



Item 2.  PROPERTIES
         ----------

     The principal executive offices of the Company are located at 10 West Forest Avenue, Englewood, New Jersey 07631, where it occupies approximately 7,500 square feet at an annual rental of $60,000 under a lease expiring in December 1999. The annual rental is subject to upward adjustment by an amount equal to the percentage increase in the consumer price index.

     Approximately 2,500 square feet of this facility house the Company's administrative offices with the balance utilized for shipping and warehousing. The Company presently subleases a portion of its space to non-affiliated persons. The Company also has arrangements with major suppliers of its food products pursuant to which such suppliers store the Company's products at their respective facilities (without charge to the Company), conditioned upon the Company's placement with such persons of specified annual minimum orders. The Company believes its present facility is adequate for its present and reasonably foreseeable future operational needs.

Item 3.  LEGAL PROCEEDINGS
         -----------------

         None.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1997.

                                    PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS
          ------------------------------------

     (a) The Company's Common Stock is currently traded over NASDAQ's Electronic Bulletin Board. Information as to the range of high and low bid quotations for the Company's Common Stock, for the periods indicated, as furnished by National Quotation Bureau Incorporated, is set forth below:


                                  BID
THREE MONTHS                     -----
    ENDED                 HIGH    LOW
------------             ------  -----

     January 31, 1995    $ 9/32  $3/16

     April 30, 1995        9/32    1/8

     July 31, 1995        13/64    1/8

     October 31, 1995     23/32   9/16

     January 31, 1996      9/16    3/8

     April 30, 1996        9/16    3/8

     July 31, 1996        19/32    1/8

     October 31, 1996       1/2    1/8

     January 31, 1997      7/11    1/8


          The above bid quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.


     (b) As of May 9, 1997, there were 72 record holders of the Company's Common Stock.


     (c) The Company has not declared any cash dividends on its Common Stock and it has no intention to pay cash dividends in the foreseeable future.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA
          ------------------------------------

          The following table presents selected historical consolidated financial data for the Company and its wholly owned subsidiaries. This data is qualified in its entirety by the more detailed consolidated financial statements of the Company included elsewhere herein. The following selected consolidated financial data were derived from the audited consolidated financial statements of the Company and should be read in conjunction with the statements included elsewhere herein.


Statements of Operations Data:

                                                                              YEAR ENDED JANUARY 31,
                                                  ------------------------------------------------------------------------------
                                                     1997         1996             1995                1994             1993
                                                  -----------  -----------  ------------------  ------------------  ------------

Revenues:
Sales, net......................................  $1,032,900   $1,320,500          $  938,300          $1,052,000   $   670,800
Cost of sales and
 operating expenses.............................   1,028,700    1,294,200           1,210,300           1,270,200     1,163,100
                                                  ----------                       ----------          ----------   -----------
Operating income (loss).........................       4,200       26,300          (  272,000)          ( 218,200)   (  492,300)
Other income (expense).......................... (    20,400)  (   21,000)             39,500           (  44,300)        4,800
                                                                                   ----------          ----------   -----------
(Loss) from continuing
 operations before income tax................... (    16,200)       5,300          (  232,500)         (  173,900)   (  487,500)
Provision for income taxes......................           -            -                   -                   -             -
                                                  ----------   ----------          ----------          ----------   -----------
Income (loss) from continuing
 operations item................................ (    16,200)       5,300          (  232,500)         (  173,900)   (  487,500)
Discontinued operations -
 (Loss) on disposal of assets of
  FWLC (net of applicable
  taxes)........................................           -            -                   -                   -    (1,196,000)
                                                  ----------   ----------          ----------          ----------   -----------
Net income (loss)...............................($    16,200)   $   5,300         (   232,500)         (  173,900)   (  487,500)
                                                  ==========
Net (loss) per share:
 (Loss) from
  continuing operations.........................       ($  - )       ($ -  )           ($ .06)             ($ .05)        ($.13)
 (Loss) from discontinued
  operations....................................           -            -                   -                   -
 (Loss on disposal of FWLC).....................           -            -                   -                   -             -
                                                  ----------   ----------          ----------          ----------   -----------
 Income (loss) per share........................       ($  - )       ($ -  )           ($ .06)             ($ .05)        ($.13)
                                                  ==========   ==========          ==========          ==========   ===========


Balance Sheet Data:
                                                                              YEAR ENDED JANUARY 31,
                                                                 ------------------------------------------------
                                                     1997         1996                1995                1994           1993
                                                  ----------   ----------          ----------          ----------     ----------
Working capital                                    ($295,500)   ($254,000)          ($296,100)          ($ 20,600)  $    54,200
Total assets                                         230,600      258,000             187,600             370,800       247,400
Long-term debt                                       113,700      146,400             107,100             125,000       125,000
Stockholders' equity                               ( 550,400)   ( 544,200)          ( 549,500)           (317,000)     (143,100)

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------


Results of Operations
---------------------

     1997-1996

     The Company has an operating income of $4,200 and a net loss of $16,200 for the twelve months ended January 31, 1997. Sales decreased $287,600, primarily due to a reduction in sales to its major customer. By increasing its profit margin and reducing its selling, general and administrative expenses, the Company was able to show a small operating profit.

     Sales for the twelve months ended January 31, 1997 decreased 21.7% to $1,032,900 from $1,320,500 for the comparable period in 1996. Cost of sales decreased 26.5% to $600,700, or 58.2% of sales, from $817,300, or 61.9% of sales, for the comparable 1996 period. Gross profit margins increased to 41.8% from 38.1%, due mainly to increased sales through a major home shopping channel. Selling, general and administrative expenses decreased 9.3% to $428,000 from $472,000 because of a continued effort by the Company to control costs. The Company recognized operating income of $4,200 and a net loss of $16,200 or $ - per share, as compared to its incurrence of operating income of $26,300 and net income of $5,300 or $ - per share for the twelve months ended January 31, 1996.

     1996 - 1995

     The Company had an operating income of $26,300 and a net income of $5,300 for the twelve months ended January 31, 1996 due to increased sales and gross profit margin; reduced selling, general and administrative expenses; introduction of a successful new product (Probiotic Wafers); and continued exposure of its pet products on a major home shopping channel.

     Sales for the twelve months ended January 31, 1996 increased 40.7% to $1,320,500 from $938,300 for the comparable 1995 period. Cost of sales increased 35.6% to $817,300, or 61.9% of sales, from $602,500, or 64.2% of sales, for the comparable 1995 period. Gross profit margin increased to 38.1% from 35.8%. Selling, general and administrative expenses decreased 20.6% to $472,000 from $594,400 largely because of a reduction in consulting and professional fees. In addition, a change in marketing direction resulted in a reduction of trade show expenses as well as a general decrease in other operating expenses. The Company recognized operating income of $26,300 and net income of $5,300, or $ - per share, as compared to its incurrence of an operating loss of $272,000 and a net loss of $232,500, or $0.06 per share, for the twelve months ended January 31, 1995.

     1995 - 1994

     The Company continued to incur operating losses for the twelve months ended January 31, 1995 due to depressed orders for weight loss products, and the delayed introduction of new products. Sales declined and selling, general and administrative expenses increased, resulting in a higher loss.

     Sales for the twelve months ended January 31, 1995 declined 10.8% to $938,000 from $1,052,000 for the comparable 1994 period. Cost of sales declined 14.8% to $606,500, or 64.2% of sales, from $707,500, or 67.3% of sales, for the comparable 1994 period. Selling, general and administrative expenses increased 10.3% to $594,400 from $538,700, largely because of expenses associated with the development of new products to be launched during the spring of 1995. The Company incurred an operating loss of $272,000 and a net loss of $232,500, or $.06 per share, as compared to an operating loss of $218,200 and a net loss of $173,900, or $.05 per share for the twelve months ended January 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At January 31, 1997 the Company had cash of $13,000 as contrasted with cash of $11,100 at January 31, 1996. There is no assurance that the Company will be able to obtain sufficient cash to fund its operations. Management believes that the Company requires additional financing to conduct its operations on a profitable basis and to develop and market additional products and programs.
The Company is engaged in an effort to obtain such funding, the receipt and sufficiency of which cannot be assured.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          See pps. 12-22 hereof.

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



To the Board of Directors of
 The MNI Group, Inc.



     We have audited the accompanying consolidated balance sheets of The MNI Group, Inc. as of January 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended January 31, 1997, 1996, and 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The MNI Group, Inc. as of January 31, 1997 and 1996, and the results of its operations and cash flows for the years ended January 31, 1997, 1996, and 1995 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared on the assumption that The MNI Group, Inc. will continue as a going concern. The Company's ongoing losses and/or minimal profits, limited cash, and its reliance on a major customer raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are discussed in
Note 1 to the consolidated financial statement. The consolidated financial statements do not include any adjustments relating to the recoverability or reclassification of any asset or liability that might result from the outcome of this uncertainty.

                                        /s/ LIPNER, GORDON & CO., LLP

Great Neck, NY
April 9, 1997

                              THE MNI GROUP, INC.
                              -------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                     ASSETS
                                     ------

                                                                       January 31,
                                                               ----------------------------
                                                                   1997           1996
                                                               ----------------------------

Current assets:
  Cash                                                         $     13,000   $     11,100

  Accounts receivable (net of allowance for doubtful
    accounts of $1,290 - 1997 and $1,200 - 1996)                    125,900        126,200
  Inventories (Note 2)                                               61,400         84,100
  Other current assets                                               11,900         16,400
                                                               ------------   ------------

      Total current assets                                          212,200        237,800
                                                               ------------   ------------
Furniture, fixtures and leasehold improvements (Notes 2
 and 3):
    Furniture and fixtures                                          116,000        116,000
    Less: accumulated depreciation                              (   113,100)   (   111,300)
                                                                      2,900          4,700
                                                               ------------   ------------
Other assets:
  Security deposits                                                  15,500         15,500
                                                               ------------   ------------

                                                               $    230,600   $    258,000
                                                               ============   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------



Current liabilities:
  Accounts payable                                             $     92,600   $    132,800
  Accrued expenses and other liabilities                            308,300        303,900
  Notes payable - short term portion (Note 4)                        35,700         55,100
  Loan payable - officer (Note 4)                                    71,100              -
                                                               ------------   ------------

      Total current liabilities                                     507,700        491,800
                                                               ------------   ------------

Notes payable (net of short-term portion) (Note 4)                  113,700        146,400

Excess of purchase price over basis of assets acquired
 (net of amortization)                                              159,600        164,000
                                                               ------------   ------------
                                                                    273,300        310,400
                                                               ------------   ------------
Stockholders' deficit (Note 6):
  Common stock, no par value; 10,000,000 shares
   authorized; 3,810,709 shares issued and outstanding
    at January 31, 1997 and 3,710,709 at January 31, 1996         7,248,900      7,238,900
  Accumulated deficit                                           ( 7,799,300)   ( 7,783,100)
                                                               ------------   ------------
                                                                (   550,400)   (   544,200)

                                                               $    230,600   $    258,000
                                                               ============   ============

The accompanying notes are an integral part hereof.

                              THE MNI GROUP, INC.
                              -------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------



                                                             Years Ended January 31,
                                                     ----------------------------------------
                                                         1997          1996         1995
                                                     ----------------------------------------

Sales
Cost of sales and operating expenses:                 $1,032,900    $1,320,500   $   938,300
  Cost of merchandise sales                              600,700       817,300       602,500
  Selling, general and administrative expenses           428,000       472,000       594,400
  Advertising expense                                          -         4,900         7,900
  Research and development (Note 2)                            -             -         5,500
                                                      ----------    ----------   -----------
      Total cost of sales and operating
        expenses                                       1,028,700     1,294,200     1,210,300
                                                      ----------    ----------   -----------

Operating income (loss)                                    4,200        26,300   (   272,000)
                                                      ----------    ----------   -----------
Other income (expense):
  Interest expense                                   (    20,400)  (    21,000)  (    17,000)
  Minority interest in loss of subsidiary                      -             -        56,500
                                                      ----------    ----------   -----------

      Total other income (expense)                   (    20,400)  (    21,000)       39,500
                                                      ----------    ----------   -----------

Income (loss) from operations before provision
  for income taxes                                   (    16,200)        5,300   (   232,500)

Provision for income taxes (Note 7)                            -             -             -
                                                      ----------    ----------   -----------

Net income (loss)                                    ($   16,200)        5,300   ($  232,500)
                                                      ==========    ==========   ===========

Net income (loss) per share (Note 8)                         $ -           $ -         ($ 06)
                                                             ===           ===          ====

Weighted average number of shares outstanding          3,810,709     3,710,709     3,710,709
                                                      ==========    ==========   ===========



The accompanying notes are an integral part hereof.

                              THE MNI GROUP, INC.
                              -------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                  YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                  -------------------------------------------




                                       Common Stock       Accumulated
                                   ---------------------    Deficit
                                   Shares        Amount   ------------
                                   ---------------------



Balance, February 1, 1994          3,710,709  $7,238,900  ($7,555,900)

Net (loss)                                 -           -  (   232,500)
                                   ---------  ----------  -----------

Balance, January 31, 1995          3,710,709   7,238,900  ( 7,788,400)

Net income                                 -           -        5,300
                                   ---------  ----------  -----------

Balance, January 31, 1996          3,710,709   7,238,900  ( 7,783,100)
                                   =========  ==========  ===========

Net (loss)                                 -           -  (    16,200)

Issuance of shares for services      100,000      10,000            -
                                   ---------  ----------  -----------

Balance, January 31, 1997          3,810,709  $7,248,900  ($7,799,300)
                                   =========  ==========  ===========



The accompanying notes are an integral part hereof.

                              THE MNI GROUP, INC.
                              -------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------



                                                              Years Ended January 31,
                                                      ----------------------------------------
                                                           1997         1996         1995
                                                      ----------------------------------------

Cash flows from operating activities:
  Net income (loss)                                   ($   16,200)        5,300   ($  232,500)
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating
    activities:

      Depreciation and amortization                   (     2,600)  (     2,000)  (     2,700)
      Changes in working capital items:
        (Increase) decrease in accounts
          receivable                                          300   (    78,700)      146,300
        Decrease in inventories                            22,700         6,600        25,200
        (Increase) decrease in other assets                 4,500   (     1,000)        1,600
        (Increase) in security deposits                         -   (       500)            -
        Increase (decrease) in accounts payable
          and other liabilities                       (    35,800)       68,000       112,200
                                                       ----------     ---------   -----------
Net cash provided (used) by operating activities      (    27,100)  (     2,300)       50,100
                                                       ----------     ---------   -----------
Cash flows from investing activities:
  Expenditures for furniture, fixtures, and
   leasehold improvements                                       -             -   (     7,300)
Net cash (used) by investing activities                         -             -   (     7,300)
                                                       ----------     ---------   -----------
Cash flows from financing activities:
  Repayment of notes payable                          (    52,100)  (    17,900)            -
  Increase in short-term debt                              71,100        19,400             -
  Shares issued for services                               10,000             -             -
  Minority interest in loss of subsidiary                       -             -   (    56,300)
                                                       ----------     ---------   -----------
Net cash provided (used) by financing activities           29,000         1,500   (    56,300)
                                                       ----------     ---------   -----------
Increase (decrease) in cash and cash
  equivalents                                               1,900   (       800)  (    13,500)

Cash, beginning of year                                    11,100        11,900        25,400
                                                       ----------     ---------   -----------

Cash, end of year                                      $   13,000     $  11,100   $    11,900
                                                       ==========     =========   ===========
Supplemental information:
  Cash expended for:
    Interest expense                                   $   20,400     $  12,600   $     9,600
    Federal income taxes                                        -             -             -



The accompanying notes are an integral part hereof.

                                 THE MNI GROUP, INC.
                                 -------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1. Organization and Business:
   -------------------------

  The MNI Group, Inc. (the "Company"), a New Jersey corporation organized in 1981, and its subsidiaries, are engaged in the development, marketing and distribution of a variety of health-related products and programs. The Company and its subsidiaries distribute nutritional support products and programs for weight control, a line of nutritionally-oriented pet products, and over-the-counter household remedies. In February 1992, the company changed its name from Medical Nutrition Inc. to The MNI Group, Inc.

  In May 1993, the Company organized NutraPet Labs, Inc. (NutraPet) for the purpose of developing and marketing pet products. The Company subsequently issued 313,000 shares of NutraPet for $313,000 in a private placement (see details discussed in Note 6).

  The Company's management is continuously seeking additional financing in order to meet its working capital needs and expansion. It has also signed a letter of intent to acquire another pet product company in order to expand its NutraPet line of products and distribution channels (see Note 11). It is also seeking to expand its exposure in the shop-at-home marketplace and has received initial orders from the Home Shopping Network.

  Management believes that with the proposed merger of K.O.S. Industries, Inc. (see Note 11), the ability to reduce its overhead and the expansion of its market base and product line, it will be able to meet its obligations.

2. Significant Accounting Policies:
   -------------------------------

  Principles of consolidation - The consolidated financial statements include
  ---------------------------
the accounts of the Company and its wholly-owned and majority-owned subsidiaries after elimination of intercompany accounts and transactions.

      Inventories - Inventories, which consist primarily of purchased finished
      -----------
goods, are stated at the lower of cost or market using the "first-in, first-out"
(FIFO) cost method.

  Furniture, fixtures and leasehold improvements - Furniture, fixtures and
  ----------------------------------------------
leasehold improvements are stated at cost and depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Expenditures for repairs and maintenance which do not extend the useful life of the property are expensed as incurred. The estimated useful lives of the assets are as follows:

Furniture and fixtures               5-10 years
Computers                             5 years
Leasehold improvement                3-7 years

  Research and development - The Company and its subsidiaries utilize
  ------------------------
independent third parties to design and test certain products. These expenditures are accounted for as research and development costs and are expensed as incurred.

  Income taxes - The Company has adopted FASB 109 in accounting for its income
  ------------
taxes.  See Note 7.

  Revenue recognition - The Company recognizes revenue when its products are
  -------------------
shipped from the warehouse.

                              THE MNI GROUP, INC.
                              -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------



2. Significant Accounting Policies (continued):
   -------------------------------------------

  Use of estimates - In preparing financial statements in conformity with
  ----------------
generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Fixed Assets:
   ------------

  The fixed assets consisted of the following:

                                                January 31,
                                             ------------------
                                              1997        1996
                                             ------------------

        Furniture, fixtures and equipment    $ 69,300  $ 69,300
        Leasehold improvements                 17,700    17,700
        Promotional video                      29,000    29,000
                                             --------  --------
                                              116,000   116,000
        Less:  accumulated depreciation
          and amortization                    113,100   111,300
                                             --------  --------

                                             $  2,900  $  4,700
                                             ========  ========

4. Notes Payable:
----------------

  In December 1992, LN Investment Capital Limited Partnership (LNIC) advanced $75,000 to the Company. This loan was originally due on July 31, 1993, and, in accordance with the terms of the loan agreement, has subsequently been extended and converted to a demand note, with interest at 10% per annum. In addition, LNIC originally received warrants (which expire in December 2002) to purchase 300,000 shares of the Company's common stock at an exercise price of $.25 per share. Upon the Company's election to extend the note, the warrant exercise prices were reduced and the number of warrants increased as follows:

              Loan
         Extension Date        Warrants       Per share
        ----------------       --------       ---------

            7/31/93             300,000            $.20

            1/31/94             500,000             .15
            7/31/94             750,000             .10


  The Company has been accruing interest on this debt at $7,500 per year.

  The Company's chief operating officer has made short-term advances to the Company totalling $71,100. Interest on these advances is being charged at various rates of between 11% and 18%.

  In November 1991, Family Weight Loss Centers, Inc., (FWLC), (a former subsidiary of MNI), filed a petition for bankruptcy proceedings pursuant to Chapter 7 of the federal bankruptcy statutes. This petition provided for complete liquidation of all of the corporate assets and liabilities.

                              THE MNI GROUP, INC.
                              -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------



4. Notes Payable (continued):
   -------------------------

  Subsequent to the bankruptcy filing, the Company agreed to satisfy an outstanding $4,000,000 obligation, which it had guaranteed as part of the FWLC acquisition, in the form of a term note to a financial institution that is an affiliate of a stockholder of the company by the payment of $125,000, issuance of a three year note in the amount of $125,000, with interest at the bank's prime rate, and the issuance of warrants to purchase 750,000 shares of the Company's common stock at a price of $.01 per share, expiring in February 2002. In February 1995, the Company agreed to liquidate the three year note in the amount of $125,000 by the payment of 42 monthly payments in the amount of $2,976 each plus interest at the prime rate commencing in August 1995. The original three year note bore interest only through that date. Interest on this debt was $7,200, $10,600, and $9,300 for the years ended January 31, 1997, 1996 and 1995, respectively.

  A summary of the Company's debt at January 31, 1997 and 1996 was as follows:

                                       January 31, 1997       January 31, 1996
                                     ---------------------  ---------------------
                                     Short-term  Long-term  Short-term  Long-term
                                     ----------  ---------  ----------  ---------

     Due to LN Investment Capital
       Ltd. Partnership              $     -      $ 75,000  $     -      $ 75,000
     Due to bank                         35,700     38,700      55,100     71,400
                                        -------   --------     -------   --------
                                        $35,700   $113,700     $55,100   $146,400
                                        =======   ========     =======   ========

5. Lease Commitments:
   -----------------

  The Company leases its office and warehouse facility under a noncancellable lease expiring in December 1999. Minimum annual rentals under the lease are as follows:

      Year ended January 31, 1998                                 $60,000
      Year ended January 31, 1999                                  60,000
      Year ended January 31, 2000 (to December 31, 1999 only)      55,000

  In addition, there may be applicable escalation and other charges not presently determinable.

  Total gross rental expense was approximately $77,700 in 1996, $76,000 in 1995, and $75,700 in 1994. In addition, the Company sub-leased (on a month to month basis) a portion of its facility to various entities at an annual rental income of approximately $56,000 in 1996, $50,000 in 1995, and $37,000 in 1994.

6. Stockholders' Equity:
   --------------------

    In January 1990, the Company adopted its Incentive and Nonqualified Stock Option Plan (the "Plan"), to which options for an aggregate of 175,000 shares of common stock may be granted to key employees and certain other persons. Incentive stock options granted under the Plan must be at a price per share not less than 100% (110% in the case of stockholders who own more than 10% of the outstanding shares) of the fair market value, as defined by the Plan, of the Company's common stock on the date of the grant. The value of incentive stock options granted to one employee may not exceed $100,000 per year. Options cannot be exercised prior to one year or after ten years (five years in the case of a 10% or more stockholder) from the date of the grant. During 1993, the Company issued 50,000 options under this plan, exercisable at $.10 per share. These were subsequently replaced with new options in 1994.

                              THE MNI GROUP, INC.
                              -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------



6. Stockholders' Equity (continued):
   --------------------------------

  In March 1990, the Company concluded an initial public offering of 750,000 additional shares, at a price of $3.25 per share. In April 1990, the Company sold an additional 120,000 shares at a price of $3.25 per share under the overallotment provisions of the offering. The Company received $2,332,702 (net of underwriter's fees and registration costs) from this offering. As part of the offering, the underwriter received warrants to purchase 80,000 shares of the Company's common stock which expired in March 1995 unexercised.

  In March 1992, three officers and directors of the Company were granted options to immediately purchase 125,000 shares each and an additional 150,000 options each to be granted over the next 60 months at a rate of 2,500 per month per officer and director. The options are exercisable at $.10 per share and expire in March 2002. Upon the resignation of one of the officers, 150,000 of the aforementioned additional options were cancelled.

  In September 1992, Michael Connelly was elected chairman of the board and chief executive officer of the Company. His compensation was to have been $7,500 per month, which was to be accrued until such time as funds were available to make payment. During 1994, Mr. Connelly agreed to reduce his annual compensation to $45,000 per annum. Mr. Connelly terminated his compensation agreement with the Company as of January 31, 1995. He assigned his rights to such compensation to Lepercq Capital Management Inc. In addition, he has been granted options and rights identical to those issued in March 1992 to the other officers, which he assigned to LN Investment Capital Limited Partnership (LNIC). LNIC also received an option to purchase 125,000 shares at $.10 per share, which it exercised in October 1992.

  During 1993, the Company issued warrants to purchase 125,000 shares of its common stock in exchange for the elimination of approximately $41,000 of accounts payable. These warrants are exercisable at $.10 per share and expire in February 1999. In addition, 156,500 warrants were issued to a financial advisor as compensation for services rendered in conjunction with the private placement offering of NutraPet. These warrants are exercisable at $.125 per share, and expire in March 1999.

  In May 1993, the Company transferred certain assets related to its pet products business into the subsidiary known as NutraPet, in exchange for 500,000 shares of NutraPet common stock. Subsequently, NutraPet raised $313,000 (before expenses) by the sale of 313,000 common shares (at a price of $1.00 per share) in a private placement offering. Upon completion of the sale of these shares, MNI entered into a management agreement with NutraPet.

  During 1994, an officer of the Company was issued 35,000 fully-vested options at an exercise price of $.10 per share. In addition, 15,000 previously issued options exercisable at a price of $2.00 were cancelled (see above), and 15,000 options subject to a three-year vesting and exercisable at a price of $.10 per share were issued. In addition, consultants to the Company were issued 40,000 options exercisable at $.10 per share which expire March and September 1999.

                              THE MNI GROUP, INC.
                              -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------



6. Stockholders' Equity (continued):
   --------------------------------

  The following is a summary of the outstanding options and warrants:


                           Exercise
     Expiration Date        Price     Options   Warrants
     ---------------       --------  ---------  ---------

     September 17, 1997       $ .10               275,000
     February 1, 1999           .10               125,000
     March 1, 1999             .125               156,500
     March 1, 1999              .10                50,000
     March 8, 1999              .10                24,000
     September 1, 1999          .10                16,000
     February 1, 2002           .10               750,000
     March 26, 2002             .10             1,300,000
     December 1, 2002           .10               750,000
                                     ---------  ---------
                                     1,390,000  2,056,500
                                     =========  =========

7. Income Taxes:
   ------------

  The Company and its subsidiaries have net operating loss carryforwards of approximately $4,910,000 at January 31, 1997, which are available to reduce income otherwise subject to federal income tax through 2011. The utilization of these losses is subject to various limitations as imposed by the Internal Revenue Code.

  The effective tax rate for the Company and its subsidiaries differs from the maximum Federal statutory tax rate of 34% due primarily to the Company's inability to carry back operating losses and state income taxes. The company has adopted FASB 109 in accounting for its income taxes. However, due to the operating losses mentioned above and the uncertainties regarding their utilization in the future, the implementation of FASB 109 has no effect on the Company's financial statements.

8.  Earnings Per Share:
    ------------------

  The Company has not given any consideration to the outstanding options and warrants of its common shares in computing its earnings per share, as the effect would be anti-dilutive.

9. Commitments and Contingencies:
   -----------------------------

  The Company's food and pet products are produced by third parties in various plants under applicable government regulations. The Company depends upon its vendors to comply with such regulations. Failure by such vendors to comply with the applicable regulations could result in fines and/or seizure of the food products. The Company is not presently a party to any lawsuits. In addition, it has no commitments to its vendors for the purchase of either raw materials or finished product.

10. Major Customers:
    ---------------

  One customer was responsible for approximately $568,200, $744,000, and $356,000, in sales in 1996, 1995, and 1994, representing approximately 55%, 56%, and 38% of total sales, respectively. The loss of this customer could have a material adverse impact on the Company.

                              THE MNI GROUP, INC.
                              -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------



11. Subsequent Event:
    ----------------

  In April 1997, the Company signed a letter of intent to acquire K.O.S. Industries, Inc. (KOS). KOS is a distributor of pet-related products. The term of the proposed merger agreement calls for the issuance of 600,000 shares of MNI stock in exchange for all of the issued and outstanding shares of KOS. In addition, KOS's key employees will be granted a total of 900,000 options to purchase MNI stock. Such options will vest over a period of five years and will expire on December 31, 2001.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
          ------------------------------------------------


          None.

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
          ----------------------------------------------

          Set forth below are the names, ages and the position and offices held by each of the directors and executive officers of the Company:


NAME                              AGE  POSITION AND OFFICE
----                              ---  -------------------

Michael J. Connelly                46  Chairman
Arnold Gans                        62  President/Director
Myra Gans                          59  Executive Vice President/
                                        Director
Jeffrey Janco                      40  Vice President, Operations
Lawrence Burstein                  55  Director
Richard A. Glaser                  35  Director


          MICHAEL J. CONNELLY is the President of Lepercq Capital Management, Inc., the venture capital subsidiary of Lepercq, de Neuflize & Co., Inc. ("Lepercq"), a New York based money management and investment banking firm. Mr. Connelly is the Managing General Partner of LN Investment Capital Limited Partnership, a principal stockholder of the Company, and of several other investment limited partnerships. He is also a director of Sunrise Preschools, Inc., a publicly held company that operates child-care facilities, and a number of privately held companies. Before joining Lepercq, Mr. Connelly was Executive Vice President of Foster Management Company, a private investment firm, from 1982 to 1987. Prior to that time, Mr. Connelly was a member of the firm of Casey, Lane & Mittendorf, a general practice law firm.

          ARNOLD GANS has been President and a director of the Company since its formation in 1981. Prior thereto, Mr. Gans had been involved in the weight control market for over 25 years during which time Mr. Gans, among other things, developed certain appetite suppressants and anti-obesity programs. Prior to founding the Company in 1981, Mr. Gans was President of Control Drug, Inc., a privately held company engaged in the manufacture of nutritional protein supplements. Mr. Gans was granted patents in 1977 for method-use manufacturing for certain nutritional formula processes relating to the use of certain foods
(EMF) to treat nutritional deficiency, which he has assigned to the Company.

          MYRA GANS, wife of Arnold Gans, the Company's President, has been Executive Vice President and a director of the Company since 1982. Prior thereto, Mrs. Gans served for more than five years as Vice President/Sales for Control Drug, Inc.

          JEFFREY JANCO has been Vice President of Operations of the Company since December 1988. Prior thereto, he served as Operations Manager of the Company from 1982. His present responsibilities include purchasing, inventory control and warehouse supervision.

          LAWRENCE BURSTEIN is and since March 1996 has been President, a director and the principal shareholder of Unity Venture Capital Associates, a private investment banking firm. He is also President, a director and principal shareholder of Unity First Acquisition Corp., a publicly held "blank check" company presently seeking to effect a Business Combination. Mr. Burstein is a director of four other public companies, being, respectively, CAS Medical Systems, Inc. engaged in the manufactured and marketing of specially formulated medical foods, T.HQ, Inc., a developer of electronic game cartridges, and USCI, Inc., engaged in centralized automated computer-based cellular telephone activation services on a nationwide basis to mass merchandisers and direct response marketing companies.

          RICHARD A. GLASER is and since March 1995 has been an independent financial consultant. Prior thereto, Mr. Glaser was a Vice President of Lepercq, as well as a General Partner of LNIC and of several other investment limited partnerships. Before joining Lepercq, de Neuflize, Mr. Glaser from 1985 to 1987 was an Associate with Merrill Lynch Capital Markets where he was involved with representing clients with respect to mergers and acquisitions.

          Directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors have been duly elected and qualified. None of the Company's Directors receives compensation for his services as such. Lepercq has been afforded the right since December 1990 to designate two members of the Company's Board of Directors. Mr. Connelly and Mr. Glaser are Lepercq's designees.

          Officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's shareholders and until their successors have been elected and qualified.



Item 11.  EXECUTIVE COMPENSATION
          ----------------------


          (a)  Cash Compensation
               -----------------

          The following table summarizes the compensation paid in the fiscal years ended January 31, 1997, 1996 and 1995 to the Company's Chief Executive Officer, being the only executive officer of the Company who received total annual salary in excess of $100,000:

                           SUMMARY COMPENSATION TABLE

                      ANNUAL COMPENSATION
NAME AND              --------------------
PRINCIPAL POSITION     YEAR     SALARY($)
------------------    -------  -----------

Arnold Gans              1997    $140,000
  President (CEO)        1996     140,000
                         1995     140,000

          No options to acquire shares of the Company's Common Stock were granted during the fiscal year ended January 31, 1997.

                 AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                 NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                 UNDERLYING EXERCISED         IN-THE-MONEY OPTIONS
               OPTIONS AT FISCAL YEAR END(#)     AT FISCAL YEAR END($)
               -----------------------------  ------------------------
     NAME      EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
     ----      -----------  -------------  -----------  -------------

Arnold Gans    650,000             -       $178,750  $         -



EMPLOYMENT AGREEMENTS
---------------------

          Each of Mr. and Mrs. Gans are parties to employment agreements with the Company, pursuant to which each has agreed to devote his or her full time to the business of the Company through January 31, 1998. Their minimum annual salaries thereunder are, respectively, $150,000 and $87,500. Each such employment agreement also provides for bonuses in such amounts as may be awarded from time to time by the Company's Board of Directors and contains a non-competition provision pursuant to which each of such persons is precluded from competing with the Company for a period of one year following termination of employment.


          (b)  Compensation Pursuant to Plans
               ------------------------------

               None.


          (c)  Other Compensation
               ------------------

               None.

          (d)  Compensation of Directors
               -------------------------

               Directors receive no compensation for their services as such.


          (e)  Termination of Employment and Change of Control Arrangements
               ------------------------------------------------------------

               None.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
          ----------------------------------------

          The following table sets forth certain information regarding the Company's outstanding common stock beneficially owned on May 9, 1997 by (i) each person who is known by the Company to beneficially own or exercise voting or dispositive control over at least 5% of the Company's common stock, (ii) each of the Company's directors and (iii) all of the Company's executive officers and directors as a group:


                                 NUMBER OF SHARES
NAMES AND ADDRESS                  BENEFICIALLY       PERCENTAGE
OF BENEFICIAL OWNER                  OWNED(1)         OF CLASS(1)
-------------------             -------------------  ------------

Arnold Gans                              866,490(2)        18.9%
10 West Forest Avenue
Englewood, NJ  07631

Myra Gans                                866,490(2)        18.9%
10 West Forest Avenue
Englewood, New Jersey  07631

Lawrence Burstein                         20,500(3)          .5%
245 Fifth Avenue
New York, New York 10016

Michael J. Connelly                    1,136,030(4)        28.9%
1675 Broadway
New York, New York  10019

Richard A. Glaser                     -              -
1675 Broadway
New York, NY  10019

LN Investment Capital
  Limited Partnership            1,136,030(4)      28.9%
1675 Broadway
New York, NY 10019

National Westminster Bank USA      866,255(5)      19.0%
175 Water Street
New York, NY  10038

All directors and executive
officers as a group
(7 persons)(2)-(4)               2,695,680(2)-(4)  51.6%

___________

(1) Includes all shares issuable pursuant to presently exercisable options and warrants as well as all such options or warrants which will become exercisable within 60 days of the date hereof. Except as otherwise indicated, all shares are beneficially owned, and their sole investment and voting power is held by the persons named herein.

(2) Includes 216,490 shares which are owned jointly by Mr. and Mrs. Gans; also includes options and warrants to acquire an aggregate of 650,000 shares for each of Mr. and Mrs. Gans exercisable at $.10 per share through March 26, 2002.

(3) Excludes 8,863 shares owned by Trinity Pension Trust, of which Mr. Burstein is a trustee and beneficiary.

(4) Mr. Connelly is Managing General Partner of LN Investment Capital Limited Partnership.

(5) Includes warrants to acquire 750,000 shares exercisable at $.01 per share through February 17, 2002. Also includes 116,255 shares owned by an affiliated entity. Fleet Bank N.A. now owns National Westminster Bank USA.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          None.

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K
          ---------------------------------------


     (a) Financial Statements and Financial Statement Schedules
         ------------------------------------------------------

          (i) Financial Statements (included in Part II)

               Report of Independent Public Accountants

               Consolidated Balance Sheets - January 31, 1997 and 1996.

               Consolidated Statements of Operations for the years ended January 31, 1997, 1996 and 1995.

               Consolidated Statements of Stockholders' Equity for the years ended January 31, 1997, 1996 and 1995.

               Notes to Consolidated Financial Statements - January 31, 1997, 1996 and 1995.


          (ii) Financial Statements Schedules

               Not applicable


     (b)  Reports on Form 8-K
          -------------------

          None.


     (c)  Exhibits
          --------

          Exhibit
          Number                  Description
          -------                 -----------

          22             Subsidiaries of the Company
          27             Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 9, 1997                     THE MNI GROUP INC.



                                        By:   /s/Arnold Gans
                                             -------------------------------
                                             Arnold Gans
                                             President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                 DATE
---------                       -----                 ----


                          Chairman and
                          Director (Principal
/s/Michael J. Connelly    Executive Officer)       May 9, 1997
------------------------
Michael J. Connelly

                          President (Principal
                          Operating Officer and
                          Principal Accounting
/s/Arnold Gans            and Financial Officer)   May 9, 1997
------------------------
Arnold Gans


                          Vice President,
/s/Myra Gans              Secretary and Director   May 9, 1997
------------------------
Myra Gans



                          Director
----------------------
Richard A. Glaser



/s/Lawrence Burstein      Director                 May 9, 1997
----------------------
Lawrence Burstein