Form 10-Q
period 1997-04-30
MNI GROUP INC
filed 1997-06-11
CIK 722617

                               United States
                    Securities and Exchange Commission
                         Washington, D.C.  20549

                                 Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1997

                                     or

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

    3,710,709 shares of Common Stock at June 10, 1997

                                 THE MNI GROUP, INC.

                             CONSOLIDATED BALANCE SHEETS



                                        ASSETS


                                                         April
                                                           30,      January 31,
                                                          1997         1997
                                                       ----------   ----------
                                                      (Unaudited)



Current assets:
  Cash                                                $  25,200      $  13,000
  Accounts receivable (net of allowance)                 38,400        125,900
  Inventories                                           102,800         61,400
  Other current assets                                   10,500         11,900
                                                      ---------      ---------

      Total current assets                              176,900        212,200
                                                      ---------      ---------
Furniture, fixtures and leasehold
improvements (net)                                        2,600          2,900
Other assets                                             15,500         15,500
                                                      ---------      ---------
                                                         18,100         18,400
                                                      ---------      ---------

                                                      $ 195,000      $ 230,600
                                                      ---------      ---------
                                                      ---------      ---------


                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                    $  81,700      $  92,600
  Accrued expenses and other liabilities                335,600        308,300
  Note payable                                           35,700         35,700
  Due to officer                                         38,700         71,100
                                                      ---------      ---------

      Total current liabilities                         491,700        507,700
                                                      ---------      ---------

Long-term debt (net of current portion)                 101,800        113,700
Excess of purchase price over basis of assets
acquired net of amortization                            158,500        159,600
                                                      ---------      ---------
                                                        260,300        273,300
                                                      ---------      ---------

Stockholders' (deficiency):
 Common stock, no par value; 10,000,000 shares
  authorized; shares issued and outstanding -
   April 30, 1997 and January 31, 1997 - 3,710,709    7,248,900      7,248,900
  Accumulated deficit                               ( 7,805,900)   ( 7,799,300)
                                                     ----------     ----------
                                                    (   557,000)   (   550,400)

                                                     ----------     ----------
                                                     $  195,000     $  230,600
                                                     ----------     ----------
                                                     ----------     ----------


The accompanying notes are an integral part hereof.

                                 THE MNI GROUP, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS





                                                        THREE MONTHS ENDED
                                                             APRIL 30,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
                                                      (Unaudited)   (Unaudited)

Sales                                                 $  302,600     $  401,200
                                                      ----------     ----------
Cost of sales and operating expenses:
  Cost of merchandise sales                              180,900        249,700
  Selling, general and administrative expenses           123,400        121,800
                                                      ----------     ----------
                                                         304,300        371,500
                                                      ----------     ----------

Income (loss) from operations                         (    1,700)        29,700

Other expense:
  Interest expense                                    (    5,000)     (   5,000)
                                                       ---------       --------

Net income (loss)                                     ($   6,700)     $  24,700
                                                       ---------      ---------
                                                       ---------      ---------


Income (loss) per share:
  Earnings (loss) per common and
    common equivalent share:
      Primary                                          $      -       $     .02
      Assuming full dilution                                  -             -

Shares used in computing earnings per
  common and common equivalent share:


    Primary                                            3,710,709      3,710,709
                                                       ---------      ---------
                                                       ---------      ---------
    Assuming full dilution                             6,857,209      6,857,209
                                                       ---------      ---------
                                                       ---------      ---------







The accompanying notes are an integral part hereof.

                                   THE MNI GROUP INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             THREE MONTHS ENDED
                                                                                  APRIL 30,
                                                                          ------------------------
                                                                             1997           1996
                                                                          ----------     ----------
                                                                          (Unaudited)    (Unaudited)

Cash flows from operating activities:
  Net income (loss)                                                       ($  6,700)     $  24,700
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:


      Depreciation and amortization                                       (     700)     (     800)
      Change in operating assets and liabilities:
        (Increase) decrease in accounts receivables                          87,500      (  75,400)
        (Increase) decrease in inventories                                (  41,400)         9,000
        Decrease in prepaid expenses and other assets                         1,400          2,800
        Increase (decrease) in accounts payable                           (  10,900)        51,700
        Increase in accrued expenses and other liabilities                   27,300          8,200
                                                                          ---------      ---------
Net cash provided by operating activities                                    56,500         20,200
                                                                          ---------      ---------

Cash flows from financing activities:
  Increase in loans from officers                                               -           11,500
  Reduction in loans from officers                                        (  32,400)           -
  Reduction in long-term debt                                             (  11,900)     (  28,300)
                                                                          ---------      ---------
Net cash (used) by financing activities                                   (  44,300)     (  16,800)
                                                                          ---------      ---------

Increase in cash                                                             12,200          3,400

Cash at beginning of period                                                  13,000         11,100
                                                                          ---------      ---------

Cash at end of period                                                     $  25,200      $  14,500
                                                                          ---------      ---------
                                                                          ---------      ---------

Supplemental information:
  Interest expense paid                                                   $   1,131      $     -
  Federal income tax                                                             -             -









The accompanying notes are an integral part hereof.

                                 THE MNI GROUP, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    APRIL 30, 1997





         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the company as of April 30, 1997, and the results of its operations and cash flows for the three months ended April 30, 1997 and 1996. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 1997, which is included in its Form 10K filed in May 1997. The results of operations for the period ended April 30, 1997 are not necessarily indicative of the operating results for the full year.


  1. INCOME PER SHARE:

         Income per share is computed on the weighted average number of shares outstanding. The inclusion of common stock equivalents (warrants and options) in this computation would be antidilutive.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 April 30, 1997


Results of Operations

Sales for the three months ended April 30, 1997 decreased to $302,600 as compared with sales of $401,200 for the comparable period in 1996, a decrease of 24.5%. Cost of sales decreased from $249,700 for the three months ended April 30, 1996, or 62.2% of sales, to $180,900, or 59.8% of sales, for the comparable period in 1997. Selling, general and administrative expenses increased 1.3% to $123,400 from $121,800.

The Company incurred interest expense of $5,000 in each of the three months ended April 30, 1997 and 1996, respectively.

For the three months ended April 30, 1997, the Company incurred an operating loss of $1,700 and a net loss of $6,700, or $ - per share, as compared to an operating profit of $29,700 and a net profit of $24,700, or $.01 per share, for the comparable period of 1996.

Liquidity and Capital Resources

At April 30, 1997 the Company had cash of $25,200 as contrasted with cash of $13,000 on January 31, 1997. There is no assurance that the Company will be able to obtain sufficient cash to fund its operations. Management believes that the Company requires additional financing to conduct its operations on a profitable basis and to develop and market additional products and programs. The Company is engaged in an effort to obtain such funding.

                           PART II - OTHER INFORMATION

                                  Not Applicable

                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MNI GROUP INC.
                                               (registrant)


June 10, 1997                             By:  /s/ Arnold M. Gans
                                             ---------------------------------
                                               Arnold M. Gans
                                               President
                                               (Principal Operating Officer
                                               and Principal Accounting and
                                               Financial Officer)