Form 10-Q
period 1997-07-31
MNI GROUP INC
filed 1997-09-23
CIK 722617

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1997

                                       or

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

      4,310,709 shares of Common Stock at September 19, 1997

                               THE MNI GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          July
                                                           31,      January 31,
                                                          1997         1997
                                                      -----------   -----------
                                                      (Unaudited)
Current assets:
  Cash                                                $    32,200   $    13,000
  Accounts receivable (net of allowance)                   31,600       125,900
  Inventories                                              71,500        61,400
  Other current assets                                      4,100        11,900
                                                      -----------   -----------
      Total current assets                                139,400       212,200
                                                      -----------   -----------
Furniture, fixtures and leasehold improvements (net)        1,900         2,900
Other assets                                               15,500        15,500
                                                      -----------   -----------
                                                           17,400        18,400
                                                      -----------   -----------
                                                      $   156,800   $   230,600
                                                      ===========   ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                    $   107,500   $    92,600
  Accrued expenses and other liabilities                   51,900        37,000
  Note payable                                             35,700        35,700
  Due to officer                                           22,100        71,100
                                                      -----------   -----------
      Total current liabilities                           217,200       236,400
                                                      -----------   -----------
Accrued expenses (non-current)                            275,000       271,300
Long-term debt (net of current portion)                    92,900       113,700
Excess of purchase price over basis of assets
  acquired net of amortization                            157,400       159,600
                                                      -----------   -----------
                                                          525,300       544,600
                                                      -----------   -----------
Stockholders' (deficiency):
  Common stock, no par value; 10,000,000 shares
    authorized; shares issued and outstanding -
    July 31, 1997 and January 31, 1997 - 3,710,709      7,248,900     7,248,900
  Accumulated deficit                                  (7,834,600)   (7,799,300)
                                                      -----------   -----------
                                                         (585,700)     (550,400)
                                                      -----------   -----------
                                                      $   156,800   $   230,600
                                                      ===========   ===========

The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Six Months Ended            Three Months Ended
                                                July 31,                    July 31,
                                       -------------------------   -------------------------
                                           1997         1996           1997          1996
                                       -----------   -----------   -----------   -----------
                                       (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Sales                                  $   638,600   $   596,400   $   336,000   $   195,200
                                       -----------   -----------   -----------   -----------
Cost of sales and operating expenses:
  Cost of merchandise sales                390,800       358,500       209,900       108,800
  Selling, general and
   administrative expenses                 273,000       226,900       149,600       105,100
                                       -----------   -----------   -----------   -----------
                                           663,800       585,400       359,500       213,900
                                       -----------   -----------   -----------   -----------
Income (loss) from operations              (25,200)       11,000       (23,500)      (18,700)
Other income (expense):
  Interest expense                         (10,200)       (9,200)       (5,200)       (4,200)
                                       -----------   -----------   -----------   -----------
Net income (loss)                      $   (35,400)  $     1,800   $   (28,700)  $   (22,900)
                                       ===========   ===========   ===========   ===========
Income (loss) per
  share:
  Earnings (loss) per
    common and common
    equivalent share:
    Primary                            $       (01)         --     $       (01)  $       (01)
    Assuming full
      dilution                                --            --            --            --
Shares used in
  computing earnings
  per common and
  common equivalent
  share:
    Primary                              3,710,709     3,710,709     3,710,709     3,710,709
                                       ===========   ===========   ===========   ===========
    Assuming full
      dilution                           6,857,209     6,857,209     6,857,209     6,857,209
                                       ===========   ===========   ===========   ===========

The accompanying notes are an integral part hereof.

                               THE MNI GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                                 July 31,
                                                           ----------------------
                                                             1997         1996
                                                           ---------    ---------
                                                          (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                         $(35,400)  $  1,800
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                           (1,100)    (1,500)
      Change in operating assets and liabilities:
        Decrease in accounts receivables                      94,300     74,400
        (Increase) decrease in inventories                   (10,100)    27,600
        Decrease in prepaid expenses and other assets          7,800      2,500
        Increase (decrease) in accounts payable               14,900    (64,000)
        Increase in accrued expenses and other liabilities    18,600    (10,900)
                                                            --------   --------
Net cash provided by operating activities                     89,000     29,900
                                                            --------   --------
Cash flows from financing activities:
  Increase in loans from officers                               --        6,500
  Reduction in loans from officers                           (49,000)      --
  Reduction in long-term debt                                (20,800)   (37,200)
                                                            --------   --------
Net cash (used) by financing activities                      (69,800)   (30,700)
                                                            --------   --------
Increase (decrease) in cash                                   19,200       (800)
Cash at beginning of period                                   13,000     11,100
                                                            --------   --------
Cash at end of period                                       $ 32,200   $ 10,300
                                                            ========   ========
Supplemental information:
  Interest expense paid                                     $ 10,200   $  9,200
  Federal income tax                                            --         --

The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1997

          In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the company as of July 31, 1997, and the results of its operations and cash flows for the six months ended July 31, 1997 and 1996. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 1997, which is included in its Form 10K filed in May 1997. The results of operations for the period ended July 31, 1997 are not necessarily indicative of the operating results for the full year.

          Two officers and a related party to the Company have agreed to the reclassification of certain amounts that have been owed to them in excess of one year. Such amounts will not be repaid within one year, unless converted into common stock of the Company. The balance sheet has been reclassified to reflect this agreement.

1.   Income per Share:

          Income per share is computed on the weighted average number of shares outstanding. The inclusion of common stock equivalents (warrants and options) in this computation would be antidilutive.

2.   Acquisition:

          On July 22, 1997, the Company entered into an agreement to acquire all of the assets of K.O.S. Industries Inc. (effective August 1, 1997) in exchange for 600,000 shares of the Company's common stock. Reference is made to this Company's Form 8K filed July 29, 1997.

          The balance sheet and results of operations do not include the activities of K.O.S. Industries Inc. for the period ended July 31, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  July 31, 1997

Results of Operations

     The Company incurred a loss of $35,400 for the 6 months ended July 31, 1997 primarily due to one time professiona1 fees of approximately $30,000 associated with the acquisition of K.O.S. Industries Inc.

     Sales for the three months ended July 31, 1997 were $336,000 as compared with sales of $195,200 for the comparable period in 1996, an increase of 72.1%. Cost of sales increased from $108,800 for the three months ended July 31, 1996, or 55.7% of sales, to $209,900, or 62.5% of sales, for the comparable period in 1997. Selling, genera1 and administrative expenses increased 42.3% to $149,600 from $105,100. For the three months ended July 31, 1997, the Company incurred an operating loss of $23,500 and a net loss of $28,700 or ($.01) per share, as compared to an operating loss of $18,700 and a net loss of $22,900 or ($.01) per share, for the comparable period of 1996.

     Interest expense was $5,200 for three months ended July 31, 1997, as compared to $4,200 during the comparable period of 1996.

     Sales for the six months ended July 31, 1997 were $638,6OO as compared with sales of $596,400 for the comparable period in 1996, an increase of 7%. Cost of sales increased from $358,500 for the six months ended July 31, 1996, or 60.1% of sales, to $390,800, or 61.2% of sales, for the comparable period in l997. Selling, general and administrative expenses increased 20.3% to $273,000 from $226,900. For the six months ended July 31, 1997, the Company incurred an operating loss of $25,200 and a net loss of $35,400 or ($.01) per share, as compared to an operating profit of $11,000 and a net profit of $1,800 or $ - per share, for the comparable period of l996.

     Interest expenses was $10,200 for six months ended July 31, 1997, as compared to $9,200 during the comparable period of 1996.

Liquidity and Capital Resources

     At July 31, 1997, the Company has cash of $32,200 as contrasted with cash of $13,000 on January 31, 1997. There is no assurance that the Company will be able to obtain sufficient cash to fund its operations. Management believes that the Company requires additional financing to conduct its operations on a profitable basis and to develop and market additional products and programs. The Company is continually engaged in an effort to obtain such funding.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 27 - Financial Data Schedule

      (b)   Form 8-K - Items 2 and 7; July 29, 1997

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MNI GROUP INC.
                                             (registrant)


September 22, 1997                        By: /s/Arnold M. Gans
                                              -----------------
                                              Arnold M. Gans
                                              President
                                              (Principal Operating Officer
                                              and Principal Accounting and
                                              Financial Officer)