Form 10-Q
period 1997-10-31
MNI GROUP INC
filed 1997-12-15
CIK 722617

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1997

                                       or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceeding During the Preceding Five Years:

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

      4,528,643 shares of Common Stock at December 12, 1997

                               THE MNI GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        October
                                                           31,      January 31,
                                                          1997         1997
                                                      -----------   -----------
                                                      (Unaudited)
Current assets:
  Cash                                                $    37,900   $    13,000
  Accounts receivable (net of allowance)                  124,700       125,900
  Inventories                                             141,400        61,400
  Other current assets                                      4,100        11,900
                                                      -----------   -----------
      Total current assets                                308,100       212,200
                                                      -----------   -----------
Furniture, fixtures and leasehold improvements (net)        1,200         2,900
Goodwill, net of amortization                             349,800          --
Other assets                                               15,700        15,500
                                                      -----------   -----------
                                                          366,700        18,400
                                                      -----------   -----------
                                                      $   674,800   $   230,600
                                                      ===========   ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                    $   295,400   $    92,600
  Accrued expenses and other liabilities                   22,900        37,000
  Loan payable                                             18,700          --
  Note payable                                             35,700        35,700
  Due to officer                                          140,000        71,100
                                                      -----------   -----------
      Total current liabilities                           512,700       236,400
                                                      -----------   -----------
Accrued expenses (non-current)                            279,800       271,300
Long-term debt (net of current portion)                    83,900       113,700
Excess of purchase price over basis of assets
  acquired net of amortization                            156,300       159,600
                                                      -----------   -----------
                                                          520,000       544,600
                                                      -----------   -----------
Stockholders' (deficiency):
  Common stock, no par value; 10,000,000 shares
    authorized; shares issued and outstanding -
    October 31, 1997 - 4,528,643 and January 31,
    1997 - 3,928,643                                    7,248,900     7,248,900
  Accumulated deficit                                  (7,606,800)   (7,799,300)
                                                      -----------   -----------
                                                         (357,900)     (550,400)
                                                      -----------   -----------
                                                      $   674,800   $   230,600
                                                      ===========   ===========

The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Nine Months Ended           Three Months Ended
                                       October 31,                  October 31,
                                -------------------------   -------------------------
                                    1997         1996           1997          1996
                                -----------   -----------   -----------   -----------
                                (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Sales                           $ 1,352,200   $ 1,287,300   $   375,400   $   264,800
                                -----------   -----------   -----------   -----------
Cost of sales and operating
  expenses:
  Cost of merchandise sales         885,700       845,400       259,100       171,500
  Selling, general and
   administrative expenses          569,000       507,500       178,200       152,000
                                -----------   -----------   -----------   -----------
                                  1,454,700     1,352,900       437,300       323,500
                                -----------   -----------   -----------   -----------
(Loss) from operations             (102,500)      (65,600)      (61,900)      (58,700)

Other income (expense):
  Interest expense                  (19,200)      (18,900)       (6,300)       (6,800)
                                -----------   -----------   -----------   -----------
Net (loss)                      $  (121,700)  $   (84,500)  $   (68,200)  $   (65,500)
                                ===========   ===========   ===========   ===========
Income (loss) per
  share:
  Earnings (loss) per
    common share:
    Primary                     $      (.03)  $      (.02)  $      (.02)  $      (.02)
                                ===========   ===========   ===========   ===========
Shares used in
  computing earnings
  per common share                4,130,841     3,710,709     4,528,643     3,710,709
                                ===========   ===========   ===========   ===========

The accompanying notes are an integral part hereof.

                               THE MNI GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine Months Ended
                                                                 October 31,
                                                           ----------------------
                                                             1997         1996
                                                           ---------    ---------
                                                          (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net (loss)                                               $(121,700)  $ (84,500)
  Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                              600      (2,200)
      Change in operating assets and liabilities:
        Decrease in accounts receivables                     139,500      97,700
        (Increase) decrease in inventories                    37,700     (43,300)
        Decrease in prepaid expenses and other assets          7,900       3,600
        Increase (decrease) in accounts payable              (20,700)     (2,500)
        Increase (decrease) in accrued expenses and other
          liabilities                                        (11,300)     (7,000)
                                                           ---------   ---------
Net cash provided (used) by operating activities              32,000     (38,200)
                                                           ---------   ---------
Cash flows from financing activities:
  Increase in loans payable                                   18,700        --
  Increase in loans from officers                               --        52,800
  Reduction in loans from officers                            (3,000)       --
  Reduction in long-term debt                                (29,800)    (26,800)
                                                           ---------   ---------
Net cash (used) by financing activities                      (14,100)     26,000
                                                           ---------   ---------
Increase (decrease) in cash                                   17,900     (12,200)

Cash at beginning of period                                   20,000      17,100
                                                           ---------   ---------
Cash at end of period                                      $  37,900   $   4,900
                                                           =========   =========
Supplemental information:
  Interest expense paid                                    $    --     $    --
  Federal income tax                                            --          --

The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997

            In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the company as of October 31, 1997, and the results of its operations and cash flows for the nine months ended October 31, 1997 and 1996. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 1997, which is included in its Form 10K filed in May 1997. The results of operations for the period ended October 31, 1997 are not necessarily indicative of the operating results for the full year.

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

2.    Acquisition:

            On July 22, 1997, the Company entered into an agreement to acquire all of the assets of K.O.S. Industries Inc. (effective August 1, 1997) in exchange for 600,000 shares of the Company's common stock. Reference is made to this Company's Form 8K filed July 29, 1997. These consolidated condensed financial statements have been restated to reflect this transaction. The prior periods have been adjusted to include the transactions of K.O.S. Industries Inc.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                October 31, 1997


Results of Operations

This Quarterly Report on Form 10-Q has been prepared on a consolidated basis which includes the combined results of operations for The MNI Group, Inc. and K.O.S. Industries, Inc. All periods included herein have been retroactively restated to reflect such combination.

The Company incurred a loss of $68,200 for the three months ended October 31, 1997 which included one time professional fees of approximately $15,000 associated with the acquisition of K.O.S. Industries Inc.

Sales for the three months ended October 31, 1997 were $375,400 as compared with sales of $264,800 for the comparable period in 1996, an increase of 41.8%. Cost of sales increased from $171,500 for the three months ended October 31, 1996 or 64.8% of sales to $259,100, or 69% of sales, for the comparable period in 1997. Selling, general and administrative expenses increased 17.2% to $178,200 from $152,000. For the three months ended October 31, 1997, the Company incurred an operating loss of $61,900 and a net loss of $68,200 or ($.02) per share, as compared to an operating loss of $58,700 and a net loss of $65,500 or ($.02) per share, for the comparable period of 1996.

Interest expenses was $6,300 for the three months ended October 31, 1997, as compared to $6,800 during the comparable period of 1996.

Sales for the nine months ended October 31, 1997 were $1,352,200 as compared with sales of $1,287,300 for the comparable period in 1996, an increase of 5%. Cost of sales increased from $845,400 for the nine months ended October 31, 1996 or 65.7% of sales, to $885,700, or 65.5% of sales, for the comparable period in 1997. Selling, general and administrative expenses increased 12.1% to $569,000 from $507,500. For the nine months ended October 31, 1997, the Company incurred an operating loss of $102,500 and a net loss of $121,700 or ($.03) per share, as compared to an operating loss of $65,600 and a net loss of $84,500 or ($.02) per share, for the comparable period of 1996.

Interest expense was $19,200 for the nine months ended October 31, 1997, as compared to $18,900 during the comparable period of 1996.

Liquidity and Capital Resources

At October 31, 1997, the Company had cash of $37,900 as contrasted with cash of $13,000 on January 31, 1997. There is no assurance that the Company will be able to obtain sufficient cash to fund its operations. Management believes that the Company requires additional financing to conduct its operations on a profitable basis and to develop and market additional products and programs. The Company is continually engaged in an effort to obtain such funding.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MNI GROUP INC.
                                             (registrant)


December 12, 1997                         By: /s/ Arnold M. Gans
                                              ------------------
                                              Arnold M. Gans
                                              President
                                              (Principal Operating Officer
                                              and Principal Accounting and
                                              Financial Officer)