Form 10-Q/A
period 1997-10-31
MNI GROUP INC
filed 1998-06-08
CIK 722617

                         United States
                 Securities and Exchange Commission
                   Washington, D.C. 20549

                       Form 10-Q/A

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period October 31, 1997

                                  or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-18349

                          The MNI Group Inc.
             (Exact name of registrant as specified in its charter)

     New Jersey                                         22-2383025
(State or other jurisdiction of                      (I.R.S. Employer)
incorporation or organization)                       Identification No.)

10 West Forest Avenue, Englewood, New Jersey              07631
(Address of principal executive offices)               (Zip Code)

                          (201) 569-1188
               (Registrant's telephone number, including area code)

               (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ ] No.

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

                                 THE MNI GROUP, INC.

                             CONSOLIDATED BALANCE SHEETS


                                        ASSETS


                                                      October 31, January 31,
                                                          1997        1997
                                                       ----------  ----------
                                                       (Unaudited)

Current assets:
  Cash                                                  $  37,900  $   13,000
  Accounts receivable (net of allowance)                  124,700     125,900
  Inventories                                             141,400      61,400
  Other current assets                                      4,100      11,900
                                                       ----------  ----------
      Total current assets                                308,100     212,200
                                                       ----------  ----------

Furniture, fixtures and leasehold improvements (net)        1,200       2,900
Goodwill, net of amortization                             345,200         -
Other assets                                               15,700      15,500
                                                       ----------  ----------
                                                          362,100      18,400
                                                       ----------  ----------

                                                       $  670,200  $  230,600
                                                       ==========  ==========

                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                     $  295,400  $   92,600
  Accrued expenses and other liabilities                   22,900      37,000
  Loan payable                                             18,700         -
  Note payable                                             35,700      35,700
  Due to officers                                         140,000      71,100
                                                       ----------  ----------
      Total current liabilities                           512,700     236,400
                                                       ----------  ----------

Accrued expenses (non-current)                            279,800     271,300
Long-term debt (net of current portion)                    83,900     113,700
Excess of purchase price over basis of assets acquired
  net of amortization                                     156,300     159,600
                                                       ----------  ----------
                                                          520,000     544,600
                                                       ----------  ----------
Stockholders' (deficiency):
  Common stock, no par value; 10,000,000 shares
  authorized; shares issued and outstanding -
  October 31, 1997- 4,528,643 and January 31, 1997 -
  3,928,643                                             7,548,900   7,248,900
  Accumulated deficit                                  (7,911,400) (7,799,300)
                                                       ----------  ----------
                                                         (362,500)   (550,400)
                                                       ----------  ----------

                                                       $  670,200  $  230,600
                                                       ==========  ==========



The accompanying notes are an integral part hereof.

                                 THE MNI GROUP, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Nine Months Ended             Three Months Ended
                                                    October 31,                    October 31,
                                             -------------------------     -------------------------
                                                1997           1996           1997           1996
                                             ----------     ----------     ----------     ----------
                                             (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Sales                                        $1,014,000     $  709,700     $  375,400     $  113,300
                                             ----------     ----------     ----------     ----------
Cost of sales and operating
  expenses:
  Cost of merchandise sales                     649,900        403,000        259,100         44,500
  Selling, general and
   administrative expenses                      459,700        334,900        186,700        108,000
                                             ----------     ----------     ----------     ----------
                                              1,109,600        737,900        445,800        152,500
                                             ----------     ----------     ----------     ----------
(Loss) from operations                          (95,600)       (28,200)       (70,400)       (39,200)

Other income (expense):
  Interest expense                              (16,500)       (14,400)        (6,300)        (5,200)
                                             ----------     ----------     ----------     ----------

Net (loss)                                    $(112,100)     $ (42,600)     $ (76,700)     $ (44,400)
                                              =========      =========      =========      =========

Income (loss) per
  share:
  Earnings (loss) per
    common share:                                 ($ 03)         ($ 01)         ($ 02)         ($ 01)
                                                  =====          =====          =====          =====
Shares used in
  computing earnings
  per common share                            4,130,841      3,710,709      4,528,643      3,710,709
                                              =========      =========      =========      =========

The accompanying notes are an integral part hereof.

                                  THE MNI GROUP INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                            October 31,
                                                        1997          1996
                                                      ---------     ---------
                                                    (Unaudited)    (Unaudited)
Cash flows from operating activities:
 Net (loss)                                         $ (112,100)    $  (42,600)
 Adjustments to reconcile net (loss) to net
  cash provided (used) by operating activities:
   Depreciation and amortization                           700         (2,300)
   Change in operating assets and liabilities:
     Decrease in accounts receivables                    1,200         83,700
     (Increase) decrease in inventories                (80,000)         5,000
     Decrease in prepaid expenses and other assets       7,800          3,600
     Increase in accounts payable                      202,800        (71,900)
     Increase (decrease) in accrued expenses and
       other liabilities                                (5,600)         1,000
                                                     ---------      ---------
Net cash provided (used) by operating activities        14,800        (23,500)
                                                     ---------      ---------

Cash flows from investing activities:
  Goodwill acquired in acquisition                     (47,700)           -
                                                     ---------      ---------
Net cash (used) by investing activities                (47,700)           -
                                                     ---------      ---------

Cash flows from financing activities:
  Increase in loans payable                             18,700            -
  Increase in loans from officers                       68,900         61,200
  Reduction in long-term debt                          (29,800)       (46,200)
                                                     ---------      ---------
Net cash (used) by financing activities                 57,800         15,000
                                                     ---------      ---------

Increase (decrease) in cash                             24,900         (8,500)

Cash at beginning of period                             20,000         11,100
                                                     ---------      ---------
Cash at end of period                                $  37,900      $   2,600
                                                     =========      =========
Supplemental information:
  Interest expense paid                              $     -        $   1,400
  Federal income tax                                       -              -
  Shares used for subsidiary acquisition               300,000            -


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

2.  ACQUISITION:

         On July 22, 1997, the Company entered into an agreement to acquire all of the assets of K.O.S. Industries Inc. (effective August 1, 1997) in exchange for 600,000 shares of the Company's common stock. Reference is made to this Company's Form 8K filed July 29, 1997. These consolidated condensed financial statements include the results of operations of K.O.S. Industries Inc. from the date of acquisition. The goodwill, which is a result of the KOS acquisition, is being amortized over 40 years. It is anticipated that the acquisition of KOS will add significant value to the Company and therefore, there is no reason to consider this an impaired asset.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                OCTOBER 31, 1997

RESULTS OF OPERATIONS

The results of operations for the quarter ended October 31, 1997 included the operations of K.O.S. Industries, Inc. (K.O.S.) which was acquired as a wholly owned subsidiary on August 1, 1997. The acquisition is being treated as a purchase. Therefore, comparable results are not presented for the prior periods. This has resulted in differences between the operating results for 1996 and 1997.

The Company incurred a loss of $76,700 for the three months ended October 31, 1997 which included one time professional fees of approximately $15,000 associated with the acquisition of K.O.S. Industries Inc.

Sales of the three months ended October 31, 1997 were $375,400 as compared with sales of $113,300 for the comparable period in 1996, an increase of 231%. This increase includes sales of K.O.S. Industries, Inc. for the quarter of $142,300. The remaining increase was primarily due to increased sales to a major customer. Cost of sales increased from $44,500 for the three months ended October 31, 1996 or 39.2% of sales to $259,100, or 69% of sales, for the comparable period in 1997. Due to the acquisition, one time adjustments were made to the cost of sales. Selling, general and administrative expenses increased 72.9% to $186,700 from $108,000 primarily due to K.O.S.'s salaries and related expenses. For the three months ended October 31, 1997, the Company incurred an operating loss of $70,400 and a net loss of $76,700 or ($.02) per share, as compared to an operating loss of $39,200 and a net loss of $44,400 or ($.01) per share, for the comparable period of 1996.

Interest expense was $6,300 for three months ended October 31, 1997, as compared to $5,200 during the comparable period of 1996.

Sales for the nine months ended October 31, 1997 were $1,014,000 as compared with sales of $709,700 for the comparable period in 1996, an increase of 42.9%. Included in this increase were K.O.S. Industries, Inc. sales of $142,300. Cost of sales increased from $409,300 for the nine months ended October 31, 1996 or 57.7% of sales to $649,900, or 64.1% of sales, for the comparable period in 1997. Selling, general and administrative expenses increased 37.3% to $459,700 from $334,900. This increase was primarily due to professional fees incurred for the acquisition of approximately $45,000 and inclusion of K.O.S. Industries, Inc. selling, general & administrative expenses of approximately $64,000. For the nine months ended October 31, 1997, the Company incurred an operating loss of $95,600 and a net loss of $112,100 or ($.03) per share, as compared to an operating loss of $28,200 and a net loss of $42,600 or ($.01) per share, for the comparable period of 1996.

Interest expense was $16,500 for nine months ended October 31, 1997, as compared to $14,400 during the comparable period of 1996.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                RESULTS OF OPERATIONS - 2

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

                              SIGNATURES


      Pursuant to the requirements of the Securiteis Exchange Act of 1934, the registrant has duly caused this report to be signed on its gbehalf by the undersigned thereunto duly authorized.


                                    THE MNI GROUP INC.
                                       (registrant)


May 29, 1998                        By: /s/ Arnold M. Gans
                                        --------------------------------
                                            Arnold M. Gans
                                            President
                                            (Principal Operating Officer
                                            and Principal Accounting and
                                            Financial Officer)