Form 10-K
period 1998-01-31
MNI GROUP INC
filed 1998-06-08
CIK 722617

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   January 31, 1998
                          ------------------------------------------------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number   0-18349
                                            -------------

                              THE MNI GROUP INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

        New Jersey                                             22-2380325
---------------------------------------------             ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

10 West Forest Avenue, Englewood, New Jersey                      07631
---------------------------------------------             ----------------------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code:  (201) 569-1188
                                                   -----------------------------
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                            NAME OF EACH EXCHANGE ON WHICH
    TITLE OF EACH CLASS                               REGISTERED
    -------------------                     ------------------------------

-------------------------------     --------------------------------------------

-------------------------------     --------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  / /    No  /X/

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of theis Form 10-K or any amendment to this Form 10-K/A. N/A

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDING DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.   Yes  / /    No  / /

                            ----------------------

   The number of shares outstanding of the Registrant's common stock is 4,685,709 (as of 5/29/98)
   The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $949,861 (as of 5/29/98).

                     DOCUMENTS INCORPORATED BY REFERENCE
================================================================================

                                        PART I


Item 1.   BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS

INTRODUCTION

          The MNI Group Inc. (the "Company"), through its subsidiaries, develops and distributes diverse nutritional and health related proprietary programs and products for both humans and pets.

          Medical Nutrition, Inc., a wholly owned subsidiary of the Company ("MNI"), distributes nutritional support products to physicians and hospitals and develops products for network marketing organizations.

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

          K.O.S. Industries, Inc., a wholly owned subsidiary since July 1997 ("KOS"), distributes pet-related products. Reference is made to the Company's Current Report on Form 8-K/A dated July 29, 1997, as amended on December 22, 1997, for information relating to the Company's acquisition of KOS.

          The Company was incorporated in New Jersey on December 28, 1981. Its executive offices are located at 10 West Forest Avenue, Englewood, New Jersey 07631; its telephone number is (201) 569-1188. All references herein to the Company include MNI, Holistic, KOS and NutraPet, unless the context indicates to the contrary.

     (b)  NARRATIVE DESCRIPTION OF BUSINESS AND PRODUCTS

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

               Sales of nutritional support products and programs accounted for approximately 53% and 70%, respectively, of its revenues for its fiscal years ended January 31, 1998 and 1997.

          (2)  PERSONAL CARE PRODUCTS

               Holistic markets approximately 10 specialized personal care products such as skin care items, tablets and lozenges under its own label, which are sold principally to health food stores. Holistic's operations accounted for approximately 8% and 12%, respectively, of the Company's revenues for its fiscal years ended January 31, 1998 and 1997.

          (3)  PET PRODUCTS

               NutraPet develops and distributes products incorporating advanced concepts in animal nutrition with inventive packaging and delivery systems. These are sold to super store chains, retail pet stores, mail order catalogues, and television shopping networks. GOLD CAPS is a nutritional supplement containing five essential fatty acids intended to produce shining, lustrous coats while alleviating skin irritation. GOLD CAPS contain a liquid solution dispensed in a gold-colored, tear-drop capsule. Each single dose is added to pet food. NutraPet has three powered products dispensed in cans and available in formulas for dogs and cats. TNT (Total Nutrition Technology) contains 35 concentrated nutrients that are intended to maximize the well-being and growth of pets. NEW SCIENCE contains antioxidant supplementa-tion formulated to protect against pro-radical cell damage and to enhance a pet's defenses against serious disease conditions. SUPER C COMPLEX utilizes a special Vitamin C formulation that enters the blood stream twice as fast as other forms of the vitamin. It is non-acidic and more potent, making it ideal for ailing or old pets, as well as healthy ones. SILVER CAPS are concentrated nutrients for older pets with separate formulations for dogs and cats. They are dispensed in a format similar to GOLDCAPS and supply fatty acids, antioxidants and zinc to older dogs and cats who need additional supplementing to keep them healthy.

          KOS distributes pet care products which include litter box liners, pet odor eliminators and pet stain eliminators as well as a line of natural wipes for eye, ear, dental and shampoo.

          The operations of NutraPet and, commencing in July 1997, the combined operations of NutraPet and KOS, accounted for approximately 45% of the Company's revenues for its fiscal year ended January 31, 1998. NutraPet, alone, accounted for approximately 18% of the Company's revenues for its fiscal year ended January 31, 1997.

          (4)  OTHER PRODUCTS

               Network marketing companies have become a large force in the nutrition industry and the Company develops products for several of these organizations. To date, the Company has supplied a meal replacement in cans, packets and bottles, four nutrition bars, a calcium supplement, an antioxidant supplement and a Probiotic supplement and various herbal products under private label agreements.

          (5)  MANUFACTURING; SOURCES OF SUPPLY

     The Company has no manufacturing facilities of its own. All of its products, some of which are based upon specific formulations and recipes developed by the Company, are manufactured by unaffiliated persons. Each of such manufacturers has agreed not to disclose such formulations and recipes to third parties. The Company believes that there are many manufacturers with sufficient plant capacity to satisfy the Company's present needs upon commercially reasonable terms. Raw materials for its present and proposed products are readily available.

          (6)  MARKETING; NUTRITIONAL TESTING

               The Company markets its weight management programs to physicians, weight loss clinics and hospitals through medical trade shows.

               The Company's nutritional support products are sold throughout the United States. At January 31, 1998, the Company had approximately 95 accounts (including physicians, hospitals and other weight management facilities).

               Pet products are sold through major pet chains, regional distributors and a national network of manufacturers' representatives as well as on QVC, a home shopping network.

               The Company has recently sought to expand its marketing efforts to encompass alternative marketing channels, such as direct response and multi-level. In addition, it has forged alliances with several independent marketing organizations to accelerate product introduction and defray costs. These organizations typically represent one or more products to specific outlets and they are compensated based on sales volume. Two direct marketing companies accounted for approximately 31.7% and 11.2%, respectively, of the Company's revenues during its fiscal year ended January 31, 1998. One such company accounted for approximately 55% of the Company's sales during the immediately preceding fiscal year.

               The Company attempts to generate brand name identification for its products, which are designed for recurring sales.

               The Company believes that its success in marketing its nutritional support programs and products is materially dependent upon establishing the efficacy of its programs and products through nutritional tests before they are offered for sale to customers. Clinical evaluations and testing involve expenditures of significant funds. There were no significant expenditures during the Company's fiscal years ended January 31, 1998 and 1997 for such clinical evaluations and testing, as product manufacturers performed these services for the Company during that period.

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

          (12) EMPLOYEES

               The Company presently has 8 employees.


     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

          Inapplicable.



Item 2.   PROPERTIES

          The executive offices of the Company are located at 10 West Forest Avenue, Englewood, New Jersey 07631, where it occupies approximately 7,500 square feet at an annual rental of $60,000 under a lease expiring in December 1999. The annual rental is subject to upward adjustment by an amount equal to the percentage increase in the consumer price index.

          Approximately 2,500 square feet of this facility house the Company's administrative offices with the balance utilized for shipping and warehousing. The Company presently subleases a portion of its space to non-affiliated persons. The Company also has arrangements with co-packers pursuant to which such persons manufacture, package and ship the Company's products directly to the Company's customers. The Company believes its present facility is adequate for its present and reasonably foreseeable future operational needs.

          KOS occupies office facilities in Scottsdale, Arizona under a lease expiring in March 1999 at an annual rental of $7,200.

Item 3.   LEGAL PROCEEDINGS

          None.



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1998.

                                       PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock is currently traded over NASDAQ's Electronic Bulletin Board. Information as to the range of high and low bid quotations for the Company's Common Stock, for the periods indicated, as furnished by National Quotation Bureau Incorporated, is set forth below:

     THREE MONTHS                           BID
         ENDED                      HIGH          LOW
     ------------                   ----          ---

     April 30, 1996                $ 9/16         $ 3/8

     July 31, 1996                  19/32           1/8

     October 31, 1996                1/2            1/8

     January 31, 1997                7/11           1/8

     April 30, 1997                  1/2            3/16

     July 31, 1997                   3/4            5/16

     October 31, 1997                9/16           3/8

     January 31, 1998                7/16           5/16


          The above bid quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.


     (b) As of May 29, 1998, there were 75 record holders of the Company's Common Stock.


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


STATEMENTS OF OPERATIONS DATA:

                                                                              Year Ended January 31,
                                                      -----------------------------------------------------------------------
                                                          1998           1997           1996           1995           1994
                                                      -----------    -----------    -----------    -----------    -----------
Revenues:
Sales, net                                            $ 1,260,300    $ 1,032,900    $ 1,320,500    $   938,300    $ 1,052,000
Cost of sales and operating expenses                    1,438,200      1,028,700      1,294,200      1,210,300      1,270,200
Operating income (loss)                                  (177,900)         4,200         26,300       (272,000)      (218,200)
Other income (expense)                                    (28,700)       (20,400)       (21,000)        39,500        (44,300)
Income (Loss) from continuing operations before          (206,600)       (16,200)         5,300       (232,500)      (173,900)
  income tax
Provision for income taxes                                      -              -              -              -              -
Income (loss) from continuing operations item            (206,600)       (16,200)         5,300       (232,500)      (173,900)
Net income (loss)                                       ($206,600)      ($16,200)        $5,300       (232,500)      (173,900)
Net (loss) per share:
     (Loss) from continuing operations                      ($.05)         ($ - )         ($ - )        ($ .06)        ($ .05)
     Income (loss) per share                                ($.05)         ($ - )         ($ - )        ($ .06)        ($ .05)


BALANCE SHEET DATA:

                                                      YEAR ENDED JANUARY 31,
                                 ------------------------------------------------------------
                                   1998         1997         1996         1995         1994
                                 --------     --------     --------     --------     --------
Working capital                 ($564,100)   ($295,500)   ($254,000)   ($296,100)  ($ 20,600)
Total assets                      667,000      230,600      258,000      187,600     370,800
Long-term debt                     75,000      113,700      146,400      107,100     125,000
Stockholders' equity             (429,500)   ( 550,400)   ( 544,200)   ( 549,500)   (317,000)


Item 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     1998-1997

     The results of operations for the year ended January 31, 1998 included the operations of KOS, which was acquired as a wholly owned subsidiary on August 1, 1997. The acquisition is being treated as a purchase and the consolidated statements include the results of operations of KOS since the acquisition date. Therefore, comparable results are not presented for the prior periods. This has resulted in differences between the operating results for 1996 and 1997.

     The Company has an operating loss of $177,900 and a net loss of $206,600 for the twelve months ended January 31, 1998 as compared to operating income of $4,200 and a net loss of $16,200 for the prior year. Although the Company had increased sales, this was primarily due to the inclusion of KOS's sales for the 6 months since its acquisition.

     Sales for the twelve months ended January 31, 1998 increased $227,400 or 22% to $1,260,300 from $1,032,900 for the comparable period in 1997, which was primarily due to the Company's acquisition of KOS. Sales on a comparative basis decreased $84,000. Cost of sales increased 23.5% to $741,700 or 58.9% of sales from $600,700 or 58.2% of sales. Gross profit margins decreased to 41.1% from 41.8%. Selling, general and administrative expenses increased 62.3% to $694,500 from $428,000. The Company incurred a significant increase in its general and administrative expenses, including professional fees associated with the acquisition of KOS of approximately $45,000. In addition, certain other general and administrative expenses increased, such as an additional $10,000 in rent due to the loss of a subtenant. The Company had an operating loss of $177,900 and a net loss of $206,600 or $0.05 per share, as compared to an operating income of $4,200 and a net loss of $16,200 or $- per share for the twelve months ended January 31, 1997.

     1997-1996

     The Company had an operating income of $4,200 and a net loss of $16,200 for the twelve months ended January 31, 1997. Sales decreased $287,600 from $1,320,500 to $1,032,900, primarily due to a reduction in sales to its major customer. By increasing its profit margin and reducing its selling, general and administrative expenses, the Company was able to show a small operating profit.

     Sales for the twelve months ended January 31, 1997 decreased

21.7% to $1,032,900 from $1,320,500 for the comparable period in 1996. Cost of sales decreased 26.5% to $600,700 or 58.2% of sales from $817,300 or 61.9% of sales for the comparable 1996 period. Gross profit margins increased to 41.8% from 38.1% due mainly to increased sales through a major home shopping channel. Selling, general and administrative expenses decreased 9.3% to $428,000 from $472,000 because of a continued effort by the Company to control costs. The Company recognized operating income of $4,200 and a net loss of $16,200 or $- per share, as compared to its incurrence of an operating income of $26,300 and a net income of $5,300 or $- per share for the twelve months ended January 31, 1996.

     1996-1995

     The Company had an operating income of $26,300 and a net income of $5,300 for the twelve months ended January 31, 1996 due to increased sales and gross profit margin; reduced selling, general and administrative expenses; introduction of a successful new product (Probiotic Wafers); and continued exposure of its pet products on a major home shopping channel.

     Sales for the twelve months ended January 31, 1996 increased 40.7% to $1,320,500 from $938,300 for the comparable period in 1995. Cost of sales increased 35.6% to $817,300 or 61.9% of sales from $602,500 or 64.2% of sales for the comparable 1995 period. Gross profit margin increased to 38.1% from 35.8%. Selling, general and administrative expenses decreased 20.6% to $472,000 from $594,400 largely because of a reduction in consulting and professional fees. In addition, a change in marketing direction resulted in a reduction of trade show expenses as well as a general decrease in other operating expenses. The Company recognized operating income of $26,300 and a net income of $5,300, or $- per share, as compared to its incurrence of an operating loss of $272,000 and a net loss of $232,500 or $0.06 per share for the twelve months ended January 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1998 the Company had cash of $36,900 as contrasted with cash of $13,000 at January 31, 1997.

     In January 1998 the Company obtained an unsecured line of credit from its bank in the amount of $50,000. Two of the officers have loaned the Company an additional $76,500. The Company is currently trying to raise additional funds through a private placement.

     In addition, it is seeking joint ventures with developers of other type of products. This will generate additional revenue for the Company without substantially increasing its overhead. The Company is continually seeking to expand both its product line and customer base.

     There is no assurance that the Company will be able to obtain sufficient cash to fund its operations. Management believes that the Company requires additional financing to conduct its operatins on a profitable basis and to develop and market additional products and programs.

Item 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            REPORT OF INDEPENDENT AUDITORS



To the Board of Directors of
  The MNI Group, Inc.


     We have audited the accompanying consolidated balance sheets of The MNI Group, Inc. as of January 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended January 31, 1998, 1997, and 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The MNI Group, Inc. as of January 31, 1998 and 1997, and the results of its operations and cash flows for the years ended January 31, 1998, 1997, and 1996 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared on the assumption that The MNI Group, Inc. will continue as a going concern. The Company's ongoing losses and/or minimal profits, limited cash, and its reliance on two major customers raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are discussed in
Note 1 to the consolidated financial statement. The consolidated financial statements do not include any adjustments relating to the recoverability or reclassification of any asset or liability that might result from the outcome of this uncertainty.



                            /s/Lipner, Gordon & Co. LLP


Great Neck, NY
April 29, 1998

                                 THE MNI GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                          January 31,
                                                  -------------------------
                                                     1998           1997
                                                  ----------     ----------
Current assets:
  Cash                                            $   36,900     $   13,000
  Accounts receivable (net of allowance for
    doubtful accounts of $5,500 - 1998 and
    $1,290 - 1997)                                   131,400        125,900
  Inventories                                        126,100         61,400
  Other current assets                                 7,800         11,900
                                                  ----------     ----------
      Total current assets                           302,200        212,200
                                                  ----------     ----------
Furniture, fixtures and leasehold improvements:
  Furniture and fixtures                             116,000        116,000
  Less: accumulated depreciation                    (114,500)      (113,100)
                                                  ----------     ----------
                                                       1,500          2,900
                                                  ----------     ----------
Goodwill (net of amortization of $4,400 - 1997)      347,600            -
                                                  ----------     ----------
Other assets:
  Security deposits                                   15,700         15,500
                                                  ----------     ----------
                                                  $  667,000     $  230,600
                                                  ==========     ==========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                $  266,200     $   92,600
  Accrued expenses and other liabilities             292,300        308,300
  Notes payable - short term portion                 160,200         35,700
  Loan payable - stockholder                         147,600         71,100
                                                  ----------     ----------
      Total current liabilities                      866,300        507,700
                                                  ----------     ----------
Notes payable (net of short-term portion)             75,000        113,700
Excess of purchase price over basis of assets
  acquired (net of amortization)                     155,200        159,600
                                                  ----------     ----------
                                                     230,200        273,300
                                                  ----------     ----------
Stockholders' deficit:
  Common stock, no par value; 10,000,000 shares
    authorized; 4,685,709 shares issued and
    outstanding at January 31, 1998 and
    3,810,709 at January 31, 1997                  7,576,400      7,248,900
  Accumulated deficit                             (8,005,900)    (7,799,300)
                                                  ----------     ----------
                                                    (429,500)      (550,400)
                                                  ----------     ----------

                                                  $  667,000     $  230,600
                                                  ==========     ==========

                 The accompanying notes are an integral part hereof.

                                 THE MNI GROUP, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Years Ended January 31,
                                                  ----------------------------------------
                                                     1998           1997           1996
                                                  ----------     ----------     ----------
Sales                                             $1,260,300     $1,032,900     $1,320,500
                                                  ----------     ----------     ----------
Cost of sales and operating expenses:
  Cost of merchandise sales                          741,700        600,700        817,300
  Selling, general and administrative expenses       694,500        428,000        472,000
  Advertising expense                                  2,000            -            4,900
  Research and development                               -              -              -
                                                  ----------     ----------     ----------
      Total cost of sales and operating
        expenses                                   1,438,200      1,028,700      1,294,200
                                                  ----------     ----------     ----------
Operating income (loss)                             (177,900)         4,200         26,300
                                                  ----------     ----------     ----------
Other income (expense):
  Interest expense                                   (28,700)       (20,400)       (21,000)
                                                  ----------     ----------     ----------
      Total other income (expense)                   (28,700)       (20,400)       (21,000)
                                                  ----------     ----------     ----------

Income (loss) from operations before provision
  for income taxes                                  (206,600)       (16,200)         5,300

Provision for income taxes                               -              -              -
                                                  ----------     ----------     ----------

Net income (loss)                                $  (206,600)    $  (16,200)    $    5,300
                                                 ===========     ==========     ==========

Basic earnings (loss) per share                        $ (05)         $  -           $  -
                                                       =====          =====          =====

Weighted average number of shares outstanding      3,913,175      3,810,709      3,710,709
                                                 ===========     ==========     ==========

The accompanying notes are an integral part hereof.


                                  THE MNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

                                                        Common Stock
                                                  -------------------------    Accumulated
                                                    Shares         Amount        Deficit
                                                  ----------     ----------     ----------
Balance, February 1, 1995                          3,710,709     $7,238,900    $(7,788,400)

Net income                                               -              -            5,300
                                                  ----------     ----------     ----------
Balance, January 31, 1996                          3,710,709      7,238,900     (7,783,100)

Net (loss)                                               -              -          (16,200)

Issuance of shares for services                      100,000         10,000            -
                                                  ----------     ----------     ----------

Balance, January 31, 1997                          3,810,709      7,248,900     (7,799,300)

Issuance of shares for acquisition
  of subsidiary                                      600,000        300,000            -

Exercise of warrants                                 275,000         27,500            -

Net (loss)                                               -              -         (206,600)
                                                  ----------     ----------     ----------

Balance, January 31, 1998                          4,685,709     $7,576,400    $(8,005,900)
                                                 ===========     ==========     ==========

The accompanying notes are an integral part hereof.

                                  THE MNI GROUP, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years Ended January 31,
                                                  ----------------------------------------
                                                     1998           1997           1996
                                                  ----------     ----------     ----------
Cash flows from operating activities:
  Net income (loss)                               $ (206,600)    $  (16,200)    $    5,300
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating
    activities:
      Depreciation and amortization                    1,400         (2,600)        (2,000)
      Changes in working capital items:
        (Increase) decrease in accounts
          receivable                                  (5,500)           300        (78,700)
        (Increase) decrease in inventories           (64,700)        22,700          6,600
        (Increase) decrease in other assets            4,100          4,500         (1,000)
        (Increase) in security deposits                 (200)           -             (500)
        Increase (decrease) in accounts payable
          and other liabilities                      157,600        (35,800)        68,000
                                                  ----------     ----------     ----------
Net cash (used) by operating activities             (113,900)       (27,100)        (2,300)
                                                  ----------     ----------     ----------

Cash flows from investing activities:
  Goodwill acquired in acquisition                   (52,000)           -              -
                                                  ----------     ----------     ----------
Net cash (used) by investing activities              (52,000)           -              -
                                                  ----------     ----------     ----------

Cash flows from financing activities:
  Increase in loan payable - stockholders             76,500        (52,100)       (17,900)
  Increase in short-term debt                        124,500         71,100         19,400
  Shares issued for warrants                          27,500         10,000            -
  Reduction in long-term debt                        (38,700)           -              -
                                                  ----------     ----------     ----------
Net cash provided by financing activities            189,800         29,000          1,500
                                                  ----------     ----------     ----------
Increase (decrease) in cash and cash
  equivalents                                         23,900          1,900           (800)

Cash, beginning of year                               13,000         11,100         11,900
                                                  ----------     ----------     ----------

Cash, end of year                                 $   36,900     $   13,000     $   11,100
                                                  ==========     ==========     ==========

Supplemental information:
  Cash expended for:
    Interest expense                              $   28,700     $   20,400     $   12,600
    Federal income taxes                                 -              -              -

    Value of shares issued for subsidiary
      acquisition                                 $  300,000            -              -



The accompanying notes are an integral part hereof.

                                 THE MNI GROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS:

          The MNI Group, Inc. (MNI), a New Jersey corporation organized in 1981, and its subsidiaries, are engaged in the development, marketing and distribution of a variety of health-related products and programs. The Company and its subsidiaries distribute nutritional support products and programs for weight control, a line of nutritionally-oriented pet products, and over-the-counter household remedies.

          In May 1993, the Company organized NutraPet Labs, Inc. (NutraPet) for the purpose of developing and marketing pet products. The Company subsequently issued 313,000 shares of NutraPet for $313,000 in a private placement (see details discussed in Note 6).

          In July 1997, the Company consummated a merger with K.O.S. Industries, Inc. (KOS) whereby all of KOS' outstanding common stock was exchanged for 600,000 shares of the Company's common stock. The transaction was treated as a purchase. KOS distributes and markets a line of pet-related products. In addition, one of KOS' key employees was granted stock options to acquire 750,000 additional shares of the Company, and a KOS consultant was granted options to acquire 150,000 shares of the Company's stock. (See Note 6 for further details.)

          Management believes that with the acquisition of KOS, increased marketing efforts in conjunction with the expansion of its market base and product lines, and its continuing attempts to raise additional capital, it will be able to meet its obligations.

2. SIGNIFICANT ACCOUNTING POLICIES:

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries after elimination of intercompany accounts and transactions.

          INVENTORIES - Inventories, which consist primarily of purchased
     finished goods,     are stated at the lower of cost or market using the
     "first-in, first-out" (FIFO)  cost method.

          FURNITURE, FIXTURES AND LEASEHOLD IMPROVEMENTS - Furniture, fixtures and leasehold improvements are stated at cost and depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Expenditures for repairs and maintenance which do not extend the useful life of the property are expensed as incurred. The estimated useful lives of the assets are as follows:

            Furniture and fixtures      5-10 years
            Computers                   5 years
            Leasehold improvement       3-7 years

          RESEARCH AND DEVELOPMENT - The Company and its subsidiaries utilize independent third parties to design and test certain products. These expenditures are accounted for as research and development costs and are expensed as incurred.

          INCOME TAXES - The Company has adopted FASB 109 in accounting for its income taxes. (See Note 7.)

          REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped from the warehouse.

          The consolidated statements of operations include the results of operations of KOS from the date of acquisition of its stock by MNI.

                                 THE MNI GROUP, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          EARNINGS PER SHARE - The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. The possible conversion of outstanding options and warrants has not been taken into account in the earnings per share calculation as its effect would be anti-dilutive.

          USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. FIXED ASSETS:

          The fixed assets consisted of the following:

                                                 January 31,
                                             ------------------
                                               1998      1997
                                             --------  --------
        Furniture, fixtures and equipment    $ 69,300  $ 69,300
        Leasehold improvements                 17,700    17,700
        Promotional video                      29,000    29,000
                                             --------  --------
                                              116,000   116,000

        Less:  accumulated depreciation
          and amortization                    114,500   113,100
                                             --------  --------

                                             $  1,500  $  2,900
                                             ========  ========

4. NOTES PAYABLE:

          In December 1992, LN Investment Capital Limited Partnership (LNIC) advanced $75,000 to MNI. This loan was originally due on July 31, 1993, and, in accordance with the terms of the loan agreement, has subsequently been extended and converted to a demand note, with interest at 10% per annum. In addition, LNIC originally received warrants (which expire in December 2002) to purchase 300,000 shares of the Company's common stock at an exercise price of $.25 per share. Upon the Company's election to extend the note, the warrant exercise prices were reduced and the number of warrants increased as follows:

          Loan
     Extension Date                Warrants            Per share
     --------------                --------            ---------
        7/31/93                     300,000              $.20
        1/31/94                     500,000               .15
        7/31/94                     750,000               .10

          In the year ended January 31, 1998, 275,000 warrants were exercised at $.10 per share (see Note 6 for further details). The exercise of these warrants is reflected in the capitalization of the Company as of January 31, 1998.

          The Company has been accruing interest on this debt at $7,500 per year.

                                 THE MNI GROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. NOTES PAYABLE (CONTINUED):

          Loans payable to a former shareholder of KOS consist of a line of credit obtained by him, and subsequently assigned to the Company, and guaranteed by it. This line of credit expires on June 2, 2004, and carries an annual interest rate of 8.25%. The Company draws from and repays this line of credit as cash flows permit. As of December 31, 1997 and 1996, the balances on this loan were $74,500 and $66,500, respectively.

          In addition, a former KOS shareholder has made non-interest-bearing advances of $5,400.

          MNI borrowed $50,000 from PNC Bank on January 29, 1998. The maturity date is January 29, 1999, with an interest rate of 10.25%. MNI will make regular monthly payments of accrued interest beginning on the first day of the billing cycle after the initial advance, and all subsequent payments are due on the same day of each month thereafter. MNI expects to pay the principal in one payment plus any unpaid accrued interest on the expiration date.

          MNI's chief operating officer has made short-term advances to the Company totalling $142,200. Interest on these advances is being charged at various rates of interest between 11% and 18%.

          In November 1991, Family Weight Loss Centers, Inc., (FWLC), (a former subsidiary of MNI), filed a petition for bankruptcy proceedings pursuant to Chapter 7 of the federal bankruptcy statutes. This petition provided for complete liquidation of all of the corporate assets and liabilities.

          Subsequent to the bankruptcy filing, MNI agreed to satisfy an outstanding $4,000,000 obligation, which it had guaranteed as part of the FWLC acquisition, in the form of a term note to a financial institution that is an affiliate of a stockholder of the company by the payment of $125,000, issuance of a three year note in the amount of $125,000, with interest at the bank's prime rate, and the issuance of warrants to purchase 750,000 shares of the Company's common stock at a price of $.01 per share, expiring in February 2002. In February 1995, the Company agreed to liquidate the three year note in the amount of $125,000 by the payment of 42 monthly payments in the amount of $2,976 each plus interest at the prime rate commencing in August 1995. The original three year note bore interest only through that date. Interest on this debt was $4,939, $7,200, and $10,600 for the years ended January 31, 1998, 1997 and 1996, respectively.

          A summary of MNI's debt at January 31, 1998 and 1997 was as follows:

                                  July 31, 1998        January 31, 1997
                              ---------------------  ---------------------
                              Short-term  Long-term  Short-term  Long-term
                              ----------  ---------  ----------  ---------
Due to LN Investment Capital
  Ltd. Partnership            $     -      $ 75,000   $    -     $ 75,000
    Due to bank - Fleet          35,700         -       35,700     38,700
    Due to Cole Taylor           74,500         -          -          -
    Due to PNC Bank              50,000         -          -          -
                              ---------    --------   --------   --------
                              $ 160,200    $ 75,000   $ 35,700   $113,700
                              =========    ========   ========   ========

5. LEASE COMMITMENTS:

          MNI leases an office and warehouse facility in New Jersey under a noncancellable lease which expires in December 1999. It also leases, through its subsidiary KOS, an office in Arizona. This lease expires in March 1999. Both leases provide for minimum annual rentals plus escalations and other charges.

                                 THE MNI GROUP, INC.

5. LEASE COMMITMENTS (CONTINUED):

          Total gross rental expense for the year ended January 31, 1998 was approximately $83,000, $77,700 in 1997, and $76,000 in 1996. MNI
     sub-leased (on a month to month basis) a portion of its facility to various entities at an annual rental income of approximately $43,000 for the year ended January 31, 1998, $56,000 in 1997, and $50,000 in 1996.

          The minimum annual rents are as follows:

           Year ended January 31, 1999       $ 67,020
           Year ended January 31, 2000         56,800

6. STOCKHOLDERS' EQUITY:

          In January 1990, MNI adopted its Incentive and Nonqualified Stock Option Plan (the "Plan"), to which options for an aggregate of 175,000 shares of common stock may be granted to key employees and certain other persons. Incentive stock options granted under the Plan must be at a price per share not less than 100% (110% in the case of stockholders who own more than 10% of the outstanding shares) of the fair market value, as defined by the Plan, of MNI's common stock on the date of the grant. The value of incentive stock options granted to one employee may not exceed $100,000 per year. Options cannot be exercised prior to one year or after ten years (five years in the case of a 10% or more stockholder) from the date of the grant. During 1993, MNI issued 50,000 options under this plan, exercisable at $.10 per share. These were subsequently replaced with new options in 1994.

          In March 1990, MNI concluded an initial public offering of 750,000 additional shares, at a price of $3.25 per share. In April 1990, MNI sold an additional 120,000 shares at a price of $3.25 per share under the overallotment provisions of the offering. MNI received $2,332,702 (net of underwriter's fees and registration costs) from this offering. As part of the offering, the underwriter received warrants to purchase 80,000 shares of MNI's common stock which expired in March 1995 unexercised.

          In March 1992, three officers and directors of MNI were granted options to immediately purchase 125,000 shares each and an additional 150,000 options each to be granted over the next 60 months at a rate of 2,500 per month per officer and director. The options are exercisable at $.10 per share and expire in March 2002. Upon the resignation of one of the officers, 150,000 of the aforementioned additional options were cancelled.

          In September 1992, Michael Connelly was elected chairman of the board and chief executive officer of MNI. His compensation was to have been $7,500 per month, which was to be accrued until such time as funds were available to make payment. During 1994, Mr. Connelly agreed to reduce his annual compensation to $45,000 per annum. Mr. Connelly terminated his compensation agreement with MNI as of January 31, 1995. He assigned his rights to such compensation to Lepercq Capital Management Inc. In addition, he has been granted options and rights identical to those issued in March 1992 to the other officers, which he assigned to LN Investment Capital Limited Partnership (LNIC). LNIC also received an option to purchase 125,000 shares at $.10 per share, which it exercised in October 1992.

                                 THE MNI GROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. STOCKHOLDERS' EQUITY (CONTINUED):

          During 1993, MNI issued warrants to purchase 125,000 shares of its common stock in exchange for the elimination of approximately $41,000 of accounts payable. These warrants are exercisable at $.10 per share and expire in February 1999. In addition, 156,500 warrants were issued to a financial advisor as compensation for services rendered in conjunction with the private placement offering of NutraPet. These warrants are exercisable at $.125 per share, and expire in March 1999.

          In May 1993, MNI transferred certain assets related to its pet products business into the subsidiary known as NutraPet, in exchange for 500,000 shares of NutraPet common stock. Subsequently, NutraPet raised $313,000 (before expenses) by the sale of 313,000 common shares (at a price of $1.00 per share) in a private placement offering. Upon completion of the sale of these shares, MNI entered into a management agreement with NutraPet.

          During 1994, an officer of MNI was issued 35,000 fully-vested options at an exercise price of $.10 per share. In addition, 15,000 previously issued options exercisable at a price of $2.00 were cancelled (see above), and 15,000 options subject to a three-year vesting and exercisable at a price of $.10 per share were issued. In addition, consultants to MNI were issued 40,000 options exercisable at $.10 per share which expire March and September 1999.

          In August 1997, in conjunction with the acquisition of KOS, two shareholders were granted options to purchase 900,000 shares of MNI's stock exercisable at $.50 per share. These options expire on December 31, 2001.

          During the fiscal year ended January 31, 1998, one of the option holders exercised options for 275,000 shares at $.10 per share. This has been reflected in the capital accounts and in the consolidated statement of stockholders' equity.

          The following is a summary of the outstanding options and warrants:



                              Exercise
     Expiration Date           Price      Options       Warrants
     ---------------          --------    -------       --------
     February 1, 1999          $.10                       125,000
     March 1, 1999             .125                       156,500
     March 1, 1999              .10         50,000
     March 8, 1999              .10         24,000
     September 1, 1999          .10         16,000
     December 31, 2001          .50        900,000
     February 1, 2002           .10                       750,000
     March 26, 2002             .10      1,400,000
     December 1, 2002           .10                       750,000
                                         ---------      ---------
                                         2,390,000      1,781,500
                                         =========      =========
7. INCOME TAXES:

          The Company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No.
     109. No recognition has been made of the possible benefits of available net operating loss carryforwards due to the uncertainties that such benefits will be available to be used to offset future years' income. MNI and its subsidiaries have net operating loss carryforwards in excess of $5,000,000 which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $1,700,000 as of January 31, 1998, with a valuation allowance of an equal amount as follows.

                                 THE MNI GROUP, INC.

7. INCOME TAXES (CONTINUED):

                                            Year Ended January 31,
                                   ----------------------------------------
                                      1998           1997           1996
                                   ----------     ----------     ----------
     Deferred tax asset            $1,700,000     $1,600,000     $1,600,000
     Deferred tax asset reserve     1,700,000      1,600,000      1,600,000
                                   ----------     ----------     ----------
     Net deferred tax asset        $      -       $      -       $      -
                                   ==========     ==========     ==========

8. COMMITMENTS AND CONTINGENCIES:

          MNI's food and pet products are produced by third parties in various plants under applicable government regulations. MNI depends upon its vendors to comply with such regulations. Failure by such vendors to comply with the applicable regulations could result in fines and/or seizure of the food products. MNI is not presently a party to any lawsuits. In addition, it has no commitments to its vendors for the purchase of either raw materials or finished product.

9. MAJOR CUSTOMERS:

          Two customers were responsible for approximately $540,307 in sales for the fiscal year ended January 31, 1998; one such customer was responsible for $568,200 and $744,000 in sales for the fiscal years ended January 31, 1997 and 1996, respectively. . The loss of these customers, representing approximately 43%, 55%, and 56% of total sales for the fiscal years ended January 31, 1998, 1997 and 1996, respectively, could have a material adverse impact on MNI.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE


          None.

                                       PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          Set forth below are the names, ages and the position and offices held by each of the directors and executive officers of the Company:

     NAME                AGE       POSITION AND OFFICE
     ----                ---       -------------------

Michael J. Connelly      47        Chairman
Arnold Gans              63        President/Director
Myra Gans                60        Executive Vice President/
                                     Director
Jeffrey Janco            41        Vice President, Operations
Lawrence Burstein        56        Director

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

          LAWRENCE BURSTEIN is and since March 1996 has been President, a director and the principal shareholder of Unity Venture Capital Associates, a private investment banking firm. He is also President, a director and principal shareholder of Unity First Acquisition Corp., a publicly held "blank check" company which has recently announced its intention to merge with Worlds, Inc., a developer of three-dimensional internet technology applications. Mr. Burstein is a director of two other public companies, being, respectively, CAS Medical Systems, Inc. engaged in the manufactured and marketing of specially formulated medical foods, and T-HQ, Inc., a developer of electronic game cartridges.

          Directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors have been duly elected and qualified. None of the Company's Directors receives compensation for his services as such. Lepercq has been afforded the right since December 1990 to designate two members of the Company's Board of Directors. Mr. Connelly is presently Lepercq's sole designee.

     Arnold Gans, Myra Gans and LN Investment Capital Limited Partnership (collectively, the "Original Stockholders"), as well as Elliot Elrod and Phillip Donenburg, each formerly a stockholder of KOS (collectively, the "New Stockholders"), are parties to a Voting and Share Disposition Agreement (the "Voting Agreement") which, among other matters, provides that the Original Stockholders and the New Stockholders shall each use their best efforts to cause five (5) designees of the Original Stockholders and two (2) designees of the New Stockholders, respectively, to be elected to the Company's Board of Directors. The Voting Agreement shall remain in effect through July 7, 2007, unless earlier terminated as provided in the Voting Agreement. The New Stockholders have not exercised their right of designation under the Voting Agreement as of the date hereof.

          Officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's shareholders and until their successors have been elected and qualified.



Item 11.  EXECUTIVE COMPENSATION

          (a)  CASH COMPENSATION

               The following table summarizes the compensation paid in the fiscal years ended January 31, 1998, 1997 and 1996, respectively, to the Company's Chief Executive Officer, being the only executive officer of the Company who received total annual salary in excess of $100,000:

                              SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION
NAME AND                           -------------------
PRINCIPAL POSITION                 YEAR      SALARY($)
------------------                 ----      ---------

Arnold Gans                        1998      $140,000
     President (CEO)               1997       140,000
                                   1996       140,000

          No options to acquire shares of the Company's Common Stock were granted during the fiscal year ended January 31, 1998.

                    AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR
                          AND FISCAL YEAR END OPTION VALUES

                  NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                  UNDERLYING EXERCISED               IN-THE-MONEY OPTIONS
               OPTIONS AT FISCAL YEAR END(#)         AT FISCAL YEAR END($)
               -----------------------------      ----------------------------
     NAME      EXERCISABLE    UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
     ----      -----------    -------------       -----------    -------------
Arnold Gans      650,000              -            $              $       -


EMPLOYMENT AGREEMENTS

          None of the Company's executive officers is presently a party to an employment agreement with the Company.


          (b)  COMPENSATION PURSUANT TO PLANS

               None.

          (c)  OTHER COMPENSATION

               None.

          (d)  COMPENSATION OF DIRECTORS

               Directors receive no compensation for their services as such.

          (e)  TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

               None.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the Company's outstanding common stock beneficially owned on May 29, 1998 by (i) each person who is known by the Company to beneficially own or exercise voting or dispositive control over at least 5% of the Company's common stock, (ii) each of the Company's directors and (iii) all of the Company's executive officers and directors as a group:


                                NUMBER OF SHARES
NAMES AND ADDRESS                 BENEFICIALLY         PERCENTAGE
OF BENEFICIAL OWNER                 OWNED(1)           OF CLASS(1)
-------------------             ----------------       -----------

Arnold Gans                          866,490(2)        16.24%
10 West Forest Avenue
Englewood, NJ  07631

Myra Gans                            866,490(2)        16.24%
10 West Forest Avenue
Englewood, New Jersey  07631

Lawrence Burstein                     20,500(3)           --%
245 Fifth Avenue
New York, New York 10016

Michael J. Connelly                1,136,030(4)        24.24%
1675 Broadway
New York, New York  10019

LN Investment Capital
  Limited Partnership              1,136,030(4)        24.24%
1675 Broadway
New York, NY 10019

National Westminster Bank USA        866,255(5)        15.94%
175 Water Street
New York, NY  10038

All directors and executive
officers as a group
(5 persons)(2)-(4)                 2,745,640(2)-(4)    45.49%

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

(4) Mr. Connelly is Managing General Partner of LN Investment Capital Limited Partnership.

(5) Includes warrants to acquire 475,000 shares exercisable at $.01 per share through February 17, 2002. Also includes 116,255 shares owned by an affiliated entity. Fleet Bank N.A. now owns National Westminster Bank USA.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                       PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               AND REPORTS ON FORM 8-K


     (a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          (i)  FINANCIAL STATEMENTS (included in Part II)

               Report of Independent Public Accountants

               Consolidated Balance Sheets - January 31, 1998 and 1997.

               Consolidated Statements of Operations for the years ended January 31, 1998, 1997 and 1996.

               Consolidated Statements of Stockholders' Equity for the years ended January 31, 1998, 1997 and 1996.

               Notes to Consolidated Financial Statements - January 31, 1998, 1997 and 1996.


          (ii) FINANCIAL STATEMENTS SCHEDULES

               Not applicable


     (b)  REPORTS ON FORM 8-K

          None.


     (c)  EXHIBITS

          Exhibit
          Number                  Description
          -------                 -----------

          22             Subsidiaries of the Company

          27             Financial Data Schedule

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 2, 1998                THE MNI GROUP INC.


                                   By: /s/ Arnold Gans
                                      -------------------------
                                      Arnold Gans
                                      President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                     TITLE                         DATE

                                   Chairman and
                                Director (Principal
/s/ Michael J. Connelly          Executive Officer)              June 2, 1998
-------------------------
Michael J. Connelly

                                President (Principal
                                Operating Officer and
                                Principal Accounting
/s/ Arnold Gans                 and Financial Officer)           June 2, 1998
-------------------------
Arnold Gans


                                   Vice President,
/s/ Myra Gans                   Secretary and Director           June 2, 1998
-------------------------
Myra Gans

                    Director
-------------------------
Lawrence Burstein