Form 10-Q
period 1998-04-30
MNI GROUP INC
filed 1998-06-17
CIK 722617

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1998

                                  or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No.

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

     4,685,709 shares of Common Stock at June 15, 1998

                                THE MNI GROUP, INC.

                            CONSOLIDATED BALANCE SHEETS


                                       ASSETS


                                                                  April 30,     January 31,
                                                                    1998           1998
                                                                 -----------    -----------
                                                                 (Unaudited)

Current assets:
  Cash                                                            $    8,900     $   36,900
  Accounts receivable (net of allowance)                             154,500        131,400
  Inventories                                                        129,500        126,100
  Other current assets                                                14,800          7,800
                                                                  ----------     ----------

      Total current assets                                           307,700        302,200
                                                                  ----------     ----------
Furniture, fixtures and leasehold improvements (net)                   1,200          1,500
Goodwill, net of amortization                                        345,400        347,600
Other assets                                                          15,500         15,700
                                                                  ----------     ----------
                                                                     362,100        364,800
                                                                  ----------     ----------
                                                                  $  669,800     $  667,000
                                                                  ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                                $  309,800     $  266,200
  Accrued expenses and other liabilities                             281,700        292,300
  Notes payable                                                       90,700        160,200
  Due to officers                                                    243,200        147,600
                                                                  ----------     ----------
      Total current liabilities                                      925,400        866,300
                                                                  ----------     ----------
Long-term debt (net of current portion)                               75,000         75,000
Excess of purchase price over basis of assets acquired
  net of amortization                                                154,100        155,200
                                                                  ----------     ----------
                                                                     229,100        230,200
                                                                  ----------     ----------
Stockholders' (deficiency):
  Common stock, no par value; 10,000,000 shares
    authorized; shares issued and outstanding -
    April 30, 1998 and January 31, 1998 4,685,709


                                                                   7,576,400      7,576,400
  Accumulated deficit                                             (8,061,100)    (8,005,900)
                                                                  ----------     ----------
                                                                  (  484,700)    (  429,500)
                                                                  ----------     ----------

                                                                  $  669,800     $  667,000
                                                                  ==========     ==========


The accompanying notes are an integral part hereof.

                              THE MNI GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Three Months Ended
                                                                          April 30,
                                                                 --------------------------
                                                                    1998           1998
                                                                 -----------    -----------
                                                                 (Unaudited)    (Unaudited)

Sales                                                             $  368,500     $  302,600
                                                                  ----------     ----------

Cost of sales and operating expenses:
  Cost of merchandise sales                                          240,100        180,900
  Selling, general and administrative
    expenses                                                         170,800        123,400
  Advertising                                                          2,900            -
                                                                  ----------     ----------
                                                                     413,800        304,300
                                                                  ----------     ----------

(Loss) from operations                                            (   45,300)    (    1,700)

Other income (expense):
  Interest expense                                                (    9,900)    (    5,000)
                                                                  ----------     ----------
Net (loss)                                                        ($  55,200)    ($   6,700)
                                                                  ==========     ==========


Shares used in computing earnings per
  common and common equivalent share

Loss per share:
  Basic loss per share                                                 ($ 01)          $ -
                                                                       =====           ====

  Weighted average number of shares
    outstanding                                                    4,685,709      3,710,709
                                                                  ==========     ==========



The accompanying notes are an integral part hereof.

                              THE MNI GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Three Months Ended
                                                                          April 30,
                                                                 --------------------------
                                                                    1998           1998
                                                                 -----------    -----------
                                                                 (Unaudited)    (Unaudited)

Cash flows from operating activities:
  Net (loss)                                                        ($55,200)      ($ 6,700)
  Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:


      Depreciation and amortization                                    1,400           (700)
      Change in operating assets and liabilities:
        (Increase) decrease in accounts receivables                  (23,100)        87,500
        (Increase) decrease in inventories                           ( 3,400)       (41,400)
        (Increase) decrease in prepaid expenses and other
          assets                                                     ( 6,800)         1,400
        Increase (decrease) in accounts payable                       43,600        (10,900)
        Increase (decrease) in accrued expenses and other
          liabilities                                                (10,600)        27,300
                                                                     -------        -------
Net cash provided (used) by operating activities                     (54,100)        56,500
                                                                     -------        -------
Cash flows from financing activities:
  Decrease in notes payable                                          (69,500)           -
  Increase in loans from officers                                     95,600            -
  Reduction in loans from officers                                                  (32,400)
  Reduction in long-term debt                                            -          (11,900)
                                                                     -------        -------
Net cash provided (used) by financing activities                      26,100        (44,300)
                                                                     -------        -------
Increase (decrease) in cash                                          (28,000)        12,200

Cash at beginning of period                                           36,900         13,000
                                                                     -------        -------
Cash at end of period                                                $ 8,900        $25,200
                                                                     =======        =======
Supplemental information:
  Interest expense paid                                              $ 9,900        $ 1,131
  Federal income tax                                                     -              -




The accompanying notes are an integral part hereof.

                                THE MNI GROUP, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   APRIL 30, 1998





          In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 1998, and the results of its operations and cash flows for the three months ended April 30, 1998 and 1997. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 1998, which is included in its Form 10K filed in June 1998. The results of operations for the period ended April 30, 1998 are not necessarily indicative of the operating results for the full year.

1. INCOME PER SHARE:

          Income per share is computed on the weighted average number of shares outstanding. The inclusion of common stock equivalents (warrants and options) in this computation would be antidilutive.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS


                                    APRIL 30, 1998



RESULTS OF OPERATIONS

The results of operations for the quarter ended April 30, 1998 included the operations of K.O.S. Industries, Inc. (KOS) which was acquired as a wholly owned subsidiary on August 1, 1997. The acquisition is being treated as a purchase, therefore comparable results are not presented for the prior periods. This has resulted in first quarter differences between the operating results for 1998 and 1997.

Sales for the three months ended April 30, 1998 increased to $368,500 as compared with sales of $302,600 for the comparable period in 1997, an increase of 21.8%. The increase in sales was primarily due to the acquisition of KOS and its sales for the quarter were approximately $139,000. Cost of sales increased from $180,900 for the three months ended April 30, 1997, or 59.8% of sales, to $240,100, or 65.2% of sales, for the comparable period in 1998. This increase was mainly attributable to KOS' cost of goods sold. Selling, general and administrative expenses increased 38.4% to $170,800 from $123,400 due to KOS' expenses of approximately $58,200.

Interest expense was $9,900 for the three months ended April 30, 1998 and $5,000 for the comparable period of 1997. The increase in interest was due to the inclusion of KOS interest expense in the amount of approximately $1,800, the cost of obtaining a $50,000 line of credit and additional advances from the Company's officers.

For the three months ended April 30, 1998, the Company incurred an operating loss of $45,300 and a net loss of $55,200, or ($.01) per share, as compared to an operating loss of $1,700 and a net loss of $6,700 or $- per share, for the comparable period of 1997. The loss was primarily due to a decrease in sales from one of the Company's major customers. The profit margins have decreased due to competition from competitive pet products.


LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1998, the Company had cash of $8,900 as contrasted with cash of $36,900 on January 31, 1998. There is no assurance that the Company will be able to obtain sufficient cash to fund its operations. Management believes that the Company requires additional financing to conduct its operations on a profitable basis and to develop and market additional products and programs.
The Company is engaged in an effort to obtain such funding.

                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE MNI GROUP INC.
                                       (registrant)


June 15, 1998                       By: /s/ Arnold M. Gans
                                        --------------------------------
                                            Arnold M. Gans
                                            President
                                            (Principal Operating Officer
                                            and Principal Accounting and
                                            Financial Officer)