Form 10-Q
period 1998-07-31
MNI GROUP INC
filed 1998-09-18
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-18349

                               THE MNI GROUP INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEW JERSEY                                          22-2383025
 -------------------------------                            -----------------
 (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER)
  INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

               10 WEST FOREST AVENUE, ENGLEWOOD, NEW JERSEY 07631
               --------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

             4,685,709 shares of Common Stock at September 15, 1998

                                   THE MNI GROUP, INC.

                               CONSOLIDATED BALANCE SHEETS


                                          ASSETS

                                                                July 31,     January 31,
                                                                  1998          1998
                                                              -----------    -----------
Current assets:
  Cash                                                        $     7,600    $    36,900
  Accounts receivable (net of allowance)                          143,400        131,400
  Inventories                                                     128,800        126,100
  Other current assets                                             19,100          7,800
                                                              -----------    -----------

      Total current assets                                        298,900        302,200
                                                              -----------    -----------

Furniture, fixtures and leasehold improvements (net)                  900          1,500
Goodwill, net of amortization                                     343,200        347,600
Other assets                                                       15,700         15,700
                                                              -----------    -----------
                                                                  359,800        364,800
                                                              -----------    -----------

                                                              $   658,700    $   667,000
                                                              ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                            $   292,000    $   266,200
  Accrued expenses and other liabilities                          335,500        292,300
  Notes payable                                                    89,800        160,200
  Due to officers                                                 278,600        147,600
                                                              -----------    -----------

      Total current liabilities                                   995,900        866,300
                                                              -----------    -----------

Notes payable (net of current portion)                             75,000         75,000
Excess of purchase price over basis of assets acquired
  net of amortization                                             153,000        155,200
                                                              -----------    -----------
                                                                  228,000        230,200
                                                              -----------    -----------

Stockholders' (deficiency):
  Common stock, no par value; 10,000,000 shares
    authorized; shares issued and outstanding -
    July 31, 1998 and January 31, 1998 - 4,685,709              7,576,400      7,576,400
  Accumulated deficit                                          (8,141,600)    (8,005,900)
                                                              -----------    -----------
                                                                 (565,200)      (429,500)
                                                              -----------    -----------

                                                              $   658,700    $   667,000
                                                              ===========    ===========

The accompanying notes are an integral part hereof.


                                    THE MNI GROUP, INC.

                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                           Six Months Ended         Three Months Ended
                                                July 31,                 July 31,
                                        ----------------------    ----------------------
                                           1998        1997         1998          1997
                                        ---------    ---------    ---------    ---------
                                       (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

Sales                                   $ 667,700    $ 638,600    $ 299,200    $ 336,000
                                        ---------    ---------    ---------    ---------

Cost of sales and operating expenses:
  Cost of merchandise sales               432,600      390,800      192,500      209,900
  Selling, general and
   administrative expenses                339,200      273,000      168,400      149,600
  Advertising and marketing                10,600           --        7,700           --
                                        ---------    ---------    ---------    ---------
                                          782,400      663,800      368,600      359,500
                                        ---------    ---------    ---------    ---------

(Loss) from operations                   (114,700)     (25,200)     (69,400)     (23,500)

Other income (expense):
  Interest expense                        (21,000)     (10,200)     (11,100)      (5,200)
                                        ---------    ---------    ---------    ---------

Net (loss)                              ($135,700)   ($ 35,400)   ($ 80,500)   ($ 28,700)
                                        =========    =========    =========    =========

Shares used in computing
  earnings per common and
  common equivalent share:

  (Loss) per share:
    Basic loss per
      share                             $    (.03)   $    (.01)   $    (.02)   $    (.01)
                                        =========    =========    =========    =========

    Weighted average
      number of shares
      outstanding                       4,685,709    3,710,709    4,685,709    3,710,709
                                        =========    =========    =========    =========

The accompanying notes are an integral part hereof.

                               THE MNI GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Six Months Ended
                                                                  July 31,
                                                            ----------------------
                                                               1998         1997
                                                           (Unaudited)  (Unaudited)
                                                            ---------    ---------
Cash flows from operating activities:
  Net (loss)                                                ($135,700)   ($ 35,400)
  Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization                             2,800       (1,100)
      Change in operating assets and liabilities:
        (Increase) decrease in accounts receivable            (12,000)      94,300
        (Increase) decrease in inventories                     (2,700)     (10,100)
        (Increase) decrease in prepaid expenses and other
          assets                                              (11,300)       7,800
        Increase (decrease) in accounts payable                25,800       14,900
        Increase in accrued expenses and other
          liabilities                                          43,200       18,600
                                                            ---------    ---------
Net cash provided by operating activities                     (89,900)      89,000
                                                            ---------    ---------

Cash flows from financing activities:
  Decrease in loans from officers                             (70,400)          --
  Increase in loans from officers                             196,350           --
  Reduction in loans from officers                            (65,350)     (49,000)
  Reduction in long-term debt                                      --      (20,800)
                                                            ---------    ---------
Net cash (used) by financing activities                        60,600      (69,800)
                                                            ---------    ---------

Increase (decrease) in cash                                   (29,300)      19,200

Cash at beginning of period                                    36,900       13,000
                                                            ---------    ---------

Cash at end of period                                       $   7,600    $  32,200
                                                            =========    =========

Supplemental information:
  Interest expense paid                                     $  21,000    $  10,200
  Federal income tax                                               --           --


The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1998


   In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the company as of July 31, 1998, and the results of its operations and cash flows for the six months ended July 31, 1998 and 1997. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 1997, which is included in its Form 10K filed in May 1997. The results of operations for the period ended July 31, 1998 are not necessarily indicative of the operating results for the full year.

1. INCOME PER SHARE:

   Income per share is computed on the weighted average number of shares outstanding. The inclusion of common stock equivalents (warrants and options) in this computation would be antidilutive.

2. YEAR 2000 DATA PROCESSING ISSUES:

   The Company has made an assessment of its year 2000 computer needs. Inasmuch as most of the Company's accounting records are manually processed, the Company should not incur any additional costs in addressing this concern.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                  JULY 31, 1998



RESULTS OF OPERATIONS

The results of operations for the six and three months ended July 31, 1998 include the operations of K.O.S. Industries, Inc. (KOS) which was acquired as a wholly owned subsidiary on August 1, 1997. The acquisition is being treated as a purchase, therefore comparable results are not presented for the prior periods. This has resulted in three month and six month differences between the operating results for 1998 and 1997.

The Company incurred a loss of $135,700 for the 6 month period ended July 31, 1998 primarily due to a decrease in sales to one major customer in its nutritional support products division and continuing losses from its KOS subsidiary.

Sales for the three months ended July 31, 1998 were $299,200 as compared with sales of $336,000 for the comparable period in 1997, a decrease of 11% due to the reasons previously noted above. Cost of sales decreased from $209,900 for the three months ended July 31, 1997 or 62.5% of sales to $192,500, or 64.3 % of sales, for the comparable period in 1998. Selling, general and administrative expenses increased 12.6% to $168,400 from $149,600. For the three months ended July 31, 1998, the Company incurred an operating loss of $69,400 and a net loss of $80,500 or ($.02) per share, as compared to an operating loss of $23,500 and a net loss of $28,700 or ($.01) per share, for the comparable period of 1997. The increased loss was primarily due to an overall decrease in sales.

Interest expense was $11,100 for the three months ended July 31, 1998, as compared to $5,200 during the comparable period of 1997 due to increased advances from its president.

Sales for the six months ended July 31, 1998 were $667,700 as compared with sales of $638,600 for the comparable period in 1997, an increase of 4.6%. Cost of sales increased from $390,800 for the six months ended July 31, 1997 or 61.2% of sales to $432,600, or 64.8% of sales, for the comparable period in 1998. Selling, general and administrative expenses increased 24.2% to $339,200 from $273,000. For the six months ended July 31, 1998, the Company incurred an operating loss of $114,700 and a net loss of $135,700 or ($.03) per share, as compared to an operating loss of $25,200 and a net loss of $35,400 or ($.01) per share, for the comparable period of 1997.

Interest expense was $21,000 for six months ended July 31, 1998, as compared to $10,200 during the comparable period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998, the Company had cash of $7,600 as contrasted with cash of $36,900 on January 31, 1998. In addition, the Company had unfilled sales orders of approximately $170,000 as of July 31, 1998 of which $145,000 were shipped in August 1998. The Company has not experienced any difficulties in obtaining mechandise from its vendors. There is no assurance that the Company will be able to obtain sufficient cash to fund its operations. Management believes that the Company requires additional financing to conduct its operations on a profitable basis and to develop and market additional products and programs. The Company is continually engaged in an effort to obtain such funding.

                              SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE MNI GROUP INC.
                                       (registrant)


September 16, 1998                  By: /s/ Arnold M. Gans
                                       ---------------------------
                                            Arnold M. Gans
                                            President
                                            (Principal Operating Officer
                                            and Principal Accounting and
                                            Financial Officer)