Form 10-Q
period 1998-10-31
MNI GROUP INC
filed 1998-12-21
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

              4,685,709 shares of Common Stock at October 31, 1998

                               THE MNI GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                              October 31,    January 31,
                                                                  1998           1998
                                                              -----------    -----------
Current assets:
  Cash                                                        $    30,400    $    36,900
  Accounts receivable (net of allowance)                          148,200        131,400
  Inventories                                                     123,300        126,100
  Other current assets                                              7,300          7,800
                                                              -----------    -----------

      Total current assets                                        309,200        302,200
                                                              -----------    -----------

Furniture, fixtures and leasehold improvements (net)                  600          1,500
Goodwill, net of amortization                                     341,000        347,600
Other assets                                                       15,700         15,700
                                                              -----------    -----------
                                                                  357,300        364,800
                                                              -----------    -----------

                                                              $   666,500    $   667,000
                                                              ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                            $   325,300    $   266,200
  Accrued expenses and other liabilities                          372,100        292,300
  Notes payable                                                    88,000        160,200
  Due to officers                                                 270,500        147,600
                                                              -----------    -----------

      Total current liabilities                                 1,055,900        866,300
                                                              -----------    -----------

Notes payable (net of current portion)                             75,000         75,000
Excess of purchase price over basis of assets acquired
  net of amortization                                             151,900        155,200
                                                              -----------    -----------
                                                                  226,900        230,200
                                                              -----------    -----------

Stockholders' (deficiency):
  Common stock, no par value; 10,000,000 shares authorized;
    shares issued and outstanding -October 31, 1998 and
    January 31, 1998 - 4,685,709                                7,576,400      7,576,400
  Accumulated deficit                                          (8,192,700)    (8,005,900)
                                                              -----------    -----------
                                                                 (616,300)      (429,500)
                                                              -----------    -----------

                                                              $   666,500    $   667,000
                                                              ===========    ===========

The accompanying notes are an integral part hereof.

                                       THE MNI GROUP, INC.

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Nine Months Ended            Three Months Ended
                                                October 31,                   October 31,
                                        --------------------------    --------------------------
                                            1998           1997           1998          1997
                                        -----------    -----------    -----------    -----------
                                        (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Sales                                   $   625,500    $   871,700    $   271,000    $   233,100
                                        -----------    -----------    -----------    -----------

Cost of sales and operating expenses:
  Cost of merchandise sales                 375,900        541,400        186,500        150,600
  Selling, general and
   administrative expenses                  369,300        393,400        136,200        120,400
  Interest expense                           28,500         16,500         11,000          6,300
                                        -----------    -----------    -----------    -----------
                                            773,700        951,300        333,700        277,300
                                        -----------    -----------    -----------    -----------

(Loss) from continuing
  operations                               (148,200)       (79,600)       (62,700)       (44,200)

Discounted operations:
  Income (loss) from
   discontinued operations                  (38,600)       (32,500)        11,600        (32,500)
                                        -----------    -----------    -----------    -----------


Net (loss)                              $  (186,800)   $  (112,100)   $   (51,100)   $   (76,700)
                                        ===========    ===========    ===========    ===========

Shares used in computing earnings
  per common and common equivalent
  share:

  Income (loss) per share:
    Basic income (loss) per share:
      From continuing operations        $      (.03)   $      (.02)   $      (.01)   $      (.01)
      From discontinued operations             (.01)          (.01)            --           (.01)
                                        -----------    -----------    -----------    -----------
                                        $      (.04)   $      (.03)   $      (.01)   $      (.02)
                                        ===========    ===========    ===========    ===========
    Weighted average number of
      shares outstanding                  4,685,709      4,130,841      4,685,709      4,528,643
                                        ===========    ===========    ===========    ===========

The accompanying notes are an integral part hereof.


                                    THE MNI GROUP INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Nine Months Ended
                                                                        October 31,
                                                                   ----------------------
                                                                      1998         1997
                                                                   ---------    ---------
                                                                  (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net (loss)                                                       ($186,800)   ($112,100)
  Adjustments to reconcile net (loss) to net
   cash provided (used) by operating activities:
      Depreciation and amortization                                    4,200          700
      Change in operating assets and liabilities:
        (Increase) decrease in accounts receivable                   (16,800)       1,200
        (Increase) decrease in inventories                             2,800      (80,000)
        (Increase) decrease in prepaid expenses and other assets         500        7,800
        Increase (decrease) in accounts payable                       59,100      202,800
        Increase in accrued expenses and other
          liabilities                                                 79,800       (5,600)
                                                                   ---------    ---------
Net cash provided (used) by operating activities                     (57,200)      14,800
                                                                   ---------    ---------

Cash flows from investing activities:
  Goodwill acquired in acquisition                                        --      (47,700)
                                                                   ---------    ---------
Net cash (used) by investing activities                                   --      (47,700)
                                                                   ---------    ---------

Cash flows from financing activities:
  Increase in loans payable                                               --       18,700
  Increase in loans from officers                                    122,900       68,900
  Reduction in short-term debt                                       (72,200)     (29,800)
                                                                   ---------    ---------
Net cash provided by financing activities                             50,700       57,800
                                                                   ---------    ---------

Increase (decrease) in cash                                           (6,500)      24,900

Cash at beginning of period                                           36,900       13,000
                                                                   ---------    ---------

Cash at end of period                                              $  30,400    $  37,900
                                                                   =========    =========

Supplemental information:
  Interest expense paid                                            $  28,500    $  11,000
  Federal income tax                                                      --           --
  Shares used for subsidiary acquisition                                  --      300,000


The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1998



         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the company as of October 31, 1998, and the results of its operations and cash flows for the nine months ended October 31, 1998 and 1997. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 1998, which is included in its Form 10K filed in May 1998. The results of operations for the period ended October 31, 1998 are not necessarily indicative of the operating results for the full year.

1.       Income per Share:
         ----------------

         Income per share is computed on the weighted average number of shares outstanding. The inclusion of common stock equivalents (warrants and options) in this computation would be antidilutive.

2.       Year 2000 Data Processing Issues:
         --------------------------------

         The Company has made an assessment of its year 2000 computer needs. Inasmuch as most of the Company's accounting records are manually processed, the Company should not incur any additional costs in addressing this concern.

3.       Discontinued Operations:
         -----------------------

         The Company acquired KOS Industries, Inc. (KOS) on August 1, 1997. The Company's management has entered into negotiations with KOS's management for the purpose of spinning off KOS to its original shareholders in exchange for the MNI Group, Inc. stock it acquired.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



                                OCTOBER 31, 1998


Results of Operations
---------------------

         The results of operations for the quarter ended October 31, 1998 do not include the operations of K.O.S. Industries, Inc. (K.O.S.) K.O.S. was acquired as a wholly owned subsidiary on August 1, 1997. The Company's management has entered into negotiations with K.O.S. management for the purposes of spinning off K.O.S. to its original shareholders in exchange for its MNI Group, Inc. stock. Pursuant to generally accepted accounting principles, the results of operations for K.O.S. have not been consolidated and are reflected as discontinued operations.

         Sales for the three months ended October 31, 1998 were $271,000 as compared with sales of $233,100 for the comparable period in 1997, an increase of 16.3%. Cost of sales increased from $150,600 for the three months ended October 31, 1997 or 64.6% of sales to $186,500, or 68.8% of sales, for the comparable period in 1998. Selling, general and administrative expenses increased 13.1% to $136,200 from $120,400. For the three months ended October 31, 1998, the Company incurred an operating loss from continuing operations of $62,700 and a net loss of $51,100 or ($.01) per share, as compared to an operating loss from continuing operations of $44,200 and a net loss of $76,700 or ($.02) per share, for the comparable period of 1997.

         For the three months ended October 31, 1998, the Company incurred income from discontinued operations of $11,600 and a loss of $32,500 for the comparable period in 1997.

         Interest expense was $11,000 for three months ended October 31, 1998, as compared to $6,300 during the comparable period of 1997.

         Sales for the nine months ended October 31, 1998 were $625,500 as compared with sales of $871,700 for the comparable period in 1997, a decrease of 28.2%. The Company has experienced continued decreases in sales to one of its major customers. Cost of sales decreased from $541,400 for the nine months ended October 31, 1997 or 62.1% of sales to $375,900, or 60% of sales, for the comparable period in 1998. Selling, general and administrative expenses decreased 6.1% to $369,300 from $393,400. For the nine months ended October 31, 1998, the Company incurred an operating loss from continuing operations of $148,200 and a net loss of $186,800 or ($.04) per share, as compared to an operating loss from continuing operations of $79,600 and a net loss of $112,100 or ($.03) per share, for the comparable period of 1997.

         For the nine months ended October 31, 1998, the Company incurred a loss from discontinued operations of $38,600 and a loss of $32,500 for the comparable period in 1997.

         Interest expense was $28,500 for nine months ended October 31, 1998, as compared to $16,500 during the comparable period of 1997.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS-2


Liquidity and Capital Resources
-------------------------------

         At October 31, 1998, the Company had cash of $30,400 as contrasted with cash of $36,900 on January 31, 1998. There is no assurance that the Company will be able to obtain sufficient cash to fund its operations. Management believes that the Company requires additional financing to conduct its operations on a profitable basis and to develop and market additional products and programs. The Company is continually engaged in an effort to obtain such funding.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE MNI GROUP INC.
                                       (registrant)


December 21, 1998                   By: /s/ Arnold M. Gans
                                       ---------------------------
                                            Arnold M. Gans
                                            President
                                            (Principal Operating Officer
                                            and Principal Accounting and
                                            Financial Officer)