Form 10-K
period 1999-09-30
MNI GROUP INC
filed 1999-12-23
CIK 722617

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: JANUARY 31, 1999
                 ----------------------------------------------
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18349
                                  -------------

                               THE MNI GROUP INC.
            ---------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEW JERSEY                           22-2380325
    -----------------------------------------      ---------------------
         (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

               10 WEST FOREST AVENUE, ENGLEWOOD, NEW JERSEY 07631
        -----------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 569-1188

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. N/A

The number of shares outstanding of the Registrant's common stock is 4,085,709 (as of 11/30/99) The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $3,574,995.37 (as of 11/30/99).

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

                             ----------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

Item 1.  BUSINESS


GENERAL DEVELOPMENT OF BUSINESS-INTRODUCTION

The MNI Group ("The Company") has primarily been engaged in the development and distribution of nutritional and health products for humans and pets. During the past fiscal year, while conducting its existing business, the Company elected to focus its efforts, on the development of a proprietary brand of specially formulated phyto-estrogen and micronutrient nutritional supplements targeting the various life cycles experienced by women and based on current nutritional knowledge. The Company also began development of a woman's internet site "Women's Health Network.com" which is intended to provide comprehensive health care information for women on a broad range of conditions.

The Company's strategy is to help women make informed choices about their health through providing information to help women evaluate their health choices. As part of this overall strategy, the Company intends to sell its proprietary line of nutritional supplements as well as other complementary products and services. The Company believes its strategy is consistent with certain trends that are emerging with respect to women's health.

INDUSTRY TRENDS AND STRATEGY

The Company believes that the markets for nutritional products for women are expanding. By responding to these trends, the Company believes that it can become a premier marketer of health and nutritional products for women and can establish its Internet site as a widely recognized source of health information and products.

o The expanding roles of OB/GYNs and the Nurse Practitioners and Physician Assistants focused on women's health create a market opportunity for the Company, which the Company intends to leverage through a marketing program targeting these professionals;

o The Company believes that there is a significant and growing population of women who are dissatisfied with their health care. The establishment of the Company's web site with detailed health information developed in conjunction with its Medical Advisory Board, is intended to provide women and their clinicians with enhanced awareness about the conditions affecting women and the treatment options available;

o The Company believes that women are seeking an on-line forum where they can find credible information and purchase products that address their individual needs. The Company has designed its Internet site to include, among other components, this type of forum with from time to time hosted chat rooms (monitored by members of its Medical Advisory Board).

The Company has had a very limited operating history in the women's health care arena on which to base an evaluation of its business and prospects.

                          The MNI Group - Form 10K - 1

INDUSTRY OVERVIEW/NUTRITIONAL SUPPLEMENTS

The nutritional supplements industry is highly fragmented and intensely competitive. It includes companies that manufacture and distribute products that are generally intended to enhance the body's performance and well-being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom. Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients. With certain limited exceptions, the sale of nutritional supplements are not subject to FDA approval prior to sale. See "Government Regulation" below.

Sales in the vitamin/supplement market in which the Company's products compete totaled approximately 13.86 billion in 1998 (Nutrition Business Journal, Volume
IV. No.6, Industry Overview 1999) and is experiencing a double digit annual growth rate, (N/Sight, The Hartman Group; Winter 1998-9.). The Company believes the growth in the nutritional supplement market is driven by several factors, including (i) the general public's heightened awareness and understanding of the connection between diet and health, (ii) the aging population, particularly the baby-boomer generation, which is more likely to consume nutritional supplements,
(iii) product introduction in response to new scientific research and (iv) the nationwide trend toward preventive medicine.


WOMEN'S MARKET

The Company, in developing its new products, elected to focus on the women's market because women are the primary household shoppers and are predominately the primary health care decision-makers for their family.

Management believes that women are highly interested and informed about health care issues, but are not as satisfied as men with the information or the level of communication they receive from their health care provider. Additionally, several studies have found that, in comparison to men, women generally receive less thorough evaluations for complaints, less explanation in response to questions and fewer interventions from their health care provider. In the face of these conditions, many women have sought out alternative remedies.

It is estimated that 40 percent of women increasingly believe they need supplements to ensure proper health. Part of this belief stems from dissatisfaction with the cost and quality of treatment experienced within the mainstream medical community as described above. In addition, increased knowledge and exposure to the benefits of natural remedies has also helped drive women's interest in the dietary supplement industry.

                          The MNI Group - Form 10K - 2

While many of the women's products currently on the market are skewed toward an older generation, manufacturers now recognize that as younger women become more interested in maintaining their current good health status, the market may shift toward total health nutrition products as well as intervention. The Company believes that its branded line of products is broad enough to appeal to all groups of women. Management is aware that this is a highly competitive market and, as described below, believes it must target specific market niches in order to successfully market its products.

MARKETING AND DISTRIBUTION STRATEGY

In order to take advantage of the burgeoning interest in women's health issues and alternative treatment, the Company has developed a two-pronged marketing strategy as well as its Internet strategy. The Company recognizes that the success of its strategy will be dependent upon the quality of its products; its ability to establish brand name recognition for its products; its ability to continue to develop new products; and the ability of its management and the people associated with the Company to implement and execute its strategy. There is no certainty that the Company will be successful in implementing its strategy. In addition, the market for nutritional supplements is extremely competitive. There are a significant number of companies with substantially greater resources and with established brands presently being marketed.

PROFESSIONAL MARKET - NURSE-PRACTITIONERS AND PHYSICIANS

As the amount of money spent on alternative health care continues to increase health care professionals have recognized the importance of non-traditional approaches to health care. Although ten years ago it would have been extremely unusual to find physicians dispensing products, with the advent of managed care, physicians have become acutely aware of opportunities to enhance their revenues from their practices.

The principal professional groups to be initially targeted are Nurse Practitioners and OB/GYN's.


NURSE PRACTITIONERS

NP's are registered nurses with advanced clinical and academic training at the master levels. There are approximately 50,000 nurse practitioners, in the country, 12,500 of whom own and operate their practice or clinic or run the primary care segment of the physician's practice (THE NURSE PRACTITIONER. Market Dynamics stats) Others work in managed care, hospitals and group practices. The Nurse Practitioner has become a valuable resource for primary health care. Through state certification, NPs may work autonomously from physicians and provide comprehensive primary health care physical exams, diagnosis, and appropriate pharmaceutical treatment. They account for more than 175 million patient visits yearly, write over 200 million prescriptions for all drug classes, and maintain their own liability coverage. The NPs incorporate education, early detection and prevention of disease, reduction of risk behaviors, and a philosophic approach to health in the treatment of their patients. A recent survey finds that approximately 93% of Nurse Practitioners use a form of alternative medicine in their practice. Their patient base includes many of the health care consumers who are disenfranchised with traditional medical care and seek a holistic approach. Government and independent studies have shown that Nurse Practitioners provide a greater range and quality of care than all other healthcare providers, appealing to those consumers who tend to seek more personalized treatment with a focus on prevention.

The Company believes that with the number of patient visits and the NP's recognition of alternative health care as integral to a comprehensive program of medical treatment, the NPs offer a very large potential market for the Company's line of products.

The Company intends to target this market through trade shows, and by creating alliances with institutions/hospitals that are either engaged in using NPs as primary care providers or have on-site facilities specifically engaged in dealing with woman's health issues. In this market, the Company intends to sell its products under the brand name FEM CHOICE (R). The Company's strategy is to build brand name recognition and become recognized for delivering the broadest line of quality products for women. There are two organizations that serve as

                          The MNI Group - Form 10K - 3
trade associations for NP's (American Nurse Practitioners and Nurse Practitioners for Woman's Health). Each of these associations has a trade monthly magazine with an aggregate of approximately 60,000 monthly subscribers. The Company intends to promote its products through these publications with particular emphasis on creating brand name recognition as well as promoting its Internet site. The Company also has hired an NP whose primary job will be to market the Company's line of products to the NPs. Initially the NP will focus on NPs with practices in the NY/NJ metropolitan area. In addition, the Company will participate in industry trade shows.


PHYSICIANS (OB/GYNS)

The Company believes that many women now use OB/GYNs as their primary care physician and that as the OB/GYNs role expands its focus on women's overall health, they will begin to recommend nutritional supplements to their patients, In view of the fact that approximately 54% of approximately 57 million U.S. (women between the ages of 35 and 69) are regularly visiting an OB/GYN the Company believes targeting the OB/GYN offers significant potential. As of August 1998, there were approximately 29,000 Board certified OB/GYNs in the United States. Initially the Company will market to the OB/GYNs through trade shows and trade journals.


NETWORK MARKETING

Network Marketing covers any type of selling that uses independent representatives working on commission and further permits the independent representative to recruit other independent distributors and to draw a commission from the sales of those recruits. In 1998, Network Marketing sales attributable to personal care and wellness products were $4.38 billion (Nutrition Business Journal (Volume IV, No. 6, Industry Overview 1999).

The Company has distribution relationships with several network marketing groups, including Natural Health Options (NHO"). This group is focused on growing its network marketing force in the African American market. NHO was formed in late 1998 and to date has been selling the Company's preexisting line of nutritional products described below. The Company anticipates that NHO will begin to offer the FEM CHOICE products within the first quarter of 2000. There is no assurance that NHO will be successful in developing its network marketing program.

The Company is also working with other network marketing companies that are similarly focused on developing certain market niches. There is no assurance that this distribution strategy will be successful.

INTERNET STRATEGY

Management believes that the increasing focus on the alternative health market for women provides a significant opportunity for the development of an Internet strategy.

                          The MNI Group - Form 10K - 4

MARKET OPPORTUNITY

The Company's proposed Internet site, womenshealthnetwork.com is intended to enable consumers (principally women) to better manage their personal health with comprehensive, relevant and timely content. The Company intends to establish its network as a recognized and comprehensive source of healthcare information for women and services on the Internet. The business model is to generate revenues from a variety of sources. (i) e-commerce transactions, such as sales of nutritional supplements (principally the Company's FemChoice branded line of products) (ii) sharing of revenues with other companies that have formed alliances with the Company to offer their products and services on the womenshealthnetwork.com site.

Other sources of revenue may come from the sale of the Company's products (under private label) to other Internet health sites. The Company will label all of its products in both English and Spanish, and all information about the products will be available in both languages. In addition, the Company believes that if it achieves sufficient traffic, other opportunities include the offering of CME (Continuing Medical Education) courses for professionals and using its database (assuming visitors when registering at site elect to "opt in") for targeted marketing programs.

OVERALL INTERNET BUSINESS STRATEGY

The Company's internet business strategy incorporates the following key elements:

o Establish the Womens Health Network.com brand so that consumers associate trustworthiness and credibility with our company (The Company also has obtained the domain name for Womens Health.com in SPANISH "SaludDeMujer");

o Provide consumers with high quality peer reviewed healthcare information to attract users to Womens Health Network.com and promote their loyalty to the website;

o        Syndicate content through affiliates to promote traffic growth;

o Develop an on-line healthcare community to allow users with similar health-related experiences to exchange information and gather news and knowledge in a secure, anonymous environment;

o Provide consumers with unique features such as one that educates consumers on the interaction among various drugs and other substances;

o        Provide an attractive website designed to attract women;

o Facilitate e-commerce transactions offered by merchants, manufacturers and service providers to a highly targeted community of health-conscious consumers, including dual labeling in Spanish to appeal to the Hispanic market which is a rapidly growing market in the U.S. for nutritional supplements;

o User-friendly site, Internet sites are frequently designed with sophisticated Users and state of the art equipment in mind. Womens Health Network.com will be designed for the lowest common denominator both in machines and in expertise;

                          The MNI Group - Form 10K - 5

o The site will virtually navigate itself - utilizing point and click algorithms. The site will guide even the novice Web surfer to his or her destination, user will be able to navigate site without being constantly required to navigate through advertising and product offerings;

o The site will provide personal tracking - If desired, a visitor to the site can enter his name and e-mail address. From that point forward, the site will recognize that visitor by name when they return; this feature goes a long way towards creating a user-friendly site. Eventually the registered visitor will be updated automatically with information pertinent to his or her concern;

o        Personal tracking will build us a targeted e-mail database;

o The key aspect of the Company's projected site will be to provide the latest information on various alternative treatments for woman's health issues as opposed to the more common approach of providing more limited information with a focus on selling products; and

o The site will provide access to members of the Company's Medical Advisory Board (as described below) during monitored chat room sessions. The site will also list information on upcoming educational events and lectures across the country.

MARKETING STRATEGY

The Company's site is intended to become a directory for women seeking health information (a "hub" site). Hub sites have a characteristic that allows them to be promoted inexpensively on the Internet. They are viewed as conduits for information and not advertiser driven. The Company initially will not carry any advertising on its site.

The Company's strategy will utilize a variety of on-line and off-line marketing initiatives focused on building brand name awareness, drawing traffic to the site maximizing the amount of traffic to the site and minimizing the cost of acquiring visitors.

To increase brand visibility, the Company will initially concentrate on promoting its website through an offline strategy of promoting its products and website through targeted magazines for professionals such as OB/GYNs, and Nurse Practitioners and through newsletter programs to targeted groups.

The Company also is seeking various alliances to link its site with companies offering either complimentary products or services.

PRODUCTS

The Company has developed a total of 30 products (described below) to be offered under its branded FEM CHOICE(R) label.


1. MENOPAUSE (Capsule) A support and replenishing formula designed to help alleviate symptoms of hot flashes, irritability and mood swings.

                          The MNI Group - Form 10K - 6

2. PMS (Capsule) A synergistically balanced formula providing a natural approach to provide support for the relief of PMS and menstrual discomforts such as mood and water.

3. OSTEO CARE (Capsule) This extensively researched nutrient has shown in clinical studies its ability to support bone health and increase bone mineral density.

4. JOINT MAINTENANCE (Caplet) A unique blend of ingredients that work together to provide the building blocks needed to maintain healthy joint cartilage and decrease the pain associated with joint disease.

5. CHOLESTEROL CONTROL FORMULA (CAPSULE) Contains all the ingredients that work together in your body to help maintain a healthy cholesterol level and keep your heart strong and healthy.

6. WILD MEXICAN YAM EXTRACT (CAPSULE) Contains DHEA that converts to estrogen in healthy women.

7. CANDIDA CARE (CAPSULE) This revolutionary formula contains the most researched, cutting-edge ingredients to provide nutritional support for yeast control

8. GENINSTEIN 1000 MG (TABLET) Standardized soy Isoflavonoid extract. A nutrient dense "Phytohormone" (Plant Estrogens) that is associated with lower breast cancer rates.

9. CRANBERRY CONCENTRATE (SOFTGEL) The natural and concentrated benefits of cranberries without the unnecessary sugars and colors found in juices. A definite need in acidifying urine and preventing bacteria from adhering to the bladder walls, a common female problem.

10. NUTRITION PLUS (TABLET) A phytonutrient powerhouse! An advanced formula designed to help meet the nutritional dietary supplement needs of women.

11. USRDA Calcium 1000 (WAFER) A uniquely engineered breakthrough in Calcium absorption and assimilation.

12. SUPER FOLIC ACID (CAPSULE) 800 mcg of Folacin, a heart healthy supplement for women and a positive aid in reducing the risk of developing colon cancer in women by as much as 75%.

13. INNER BEAUTY FOR HAIR, NAILS AND SKIN (TABLET) Nourishes, strengthens, and supplies the nutrients needed for healthy lustrous hair, glowing skin, and shiny nails.

14. SUPER PRIMROSE OIL (CAPSULE) Three (3) times the G.L.A. content of regular Evening Primrose Oil: 1300 mg/135 mg G.L.A.

15. PRO-GREENS (POWDER) An advanced Probiotic whole food, multi-nutrient, concentrated powder.

16. THE HEALTHY NUT (SNACK) SALTED, UNSALTED AND HONEY ROASTED FLAVORS (three flavors). A natural snack high in protein and phytonutrients.

17. KAVA KAVA (CAPSULE) Eases tension, relaxes muscles and helps contribute to a good night's sleep.

18. FEM-GEST CREAM (CREAM) The natural cream for women; provides relief from vaginal dryness.

19.      PHYTO-TONIC (LIQUID) A true health formula dietary supplement.

20. NATURAL PLANT ESTROGENS (TABLETS) The natural way to help women who have an estrogen imbalance.

21. SUPER EPA (SOFTGEL)Omega 3 fatty acids consisting of Eicosapentaenoic Acid (EPA) and Docosahexaenoic Acid (DHA) provide benefits for the heart and circulatory system.

22. OLIVE LEAF EXTRACT (CAPSULE) is similar in molecular configuration to well-established antioxidants such as the bioflavonoids, grape seed compounds, pycnogenol, soy isoflavones and green tea catechins.

23. COLON ENHANCER (CAPSULE) contains natural, gentle fibers that help keep the entire gastrointestinal system functioning smoothly, while promoting the growth of helpful bacteria in the intestines.

24. BLACK CURRANT SEED OIL (SOFTGEL) A comprehensive source of Omega 3 and Omega 6 (Essential Fatty acids). Important in the production of prostaglandins.

25. CELLU-SHRINK (CAPSULE) is made from plant extracts and other dietary supplements. Works below the surface, where cellulite occurs.

26.      ESSENTIAL OILS (SOFTGEL) Provides Omega 3, 6 and 9 Essential Fatty
         Acids.

                          The MNI Group - Form 10K - 7

27. FEVERFEW (CAPSULE) Feverfew is derived from the Latin term for "chase away fevers." Provides anti-inflammatory properties.

28. COLLAGEN PLUS (LIQUID) nutritionally supports body structure and provides energy. Enhances lean body mass.

29. DONG QUAI (CAPSULE) Often called the "female ginseng", Dong Quai is an all-purpose herb used for a wide range of female complaints. This herb has been popular for centuries for its ability to invigorate and revitalize the body.

30. USRDA CALCIUM 600 (WAFER) A delicious chewable wafer flavored with malted milk. Provides the calcium necessary to prevent bone loss in women.

OTHER PRODUCTS

The Company is seeking to create alliances with other companies for the purpose of broadening the number of products that can be purchased at its website. The products/services to be offered will be consistent with the Company's strategy of providing women with quality information. For example, the Company is presently negotiating with one company to offer a medical intervention weight reduction program and with another company to offer a proprietary line of cosmetic products for pregnant women. In both cases the Company, assuming it reaches an agreement, would share (on an agreed basis) a percentage of the revenues from sales of these products on its site.

There is no assurance that the Company will be able to successfully negotiate agreements with other providers of products/services or that if successful revenues from such agreements will be generated.

                             MEDICAL ADVISORY BOARD

As part of the Company's strategy to create brand awareness of its site, and develop a reputation for quality healthcare information, it has formed a Medical Advisory Board consisting of:

WENDY KLEIN, MD, FACP,  MEDICAL CHAIR
         Program Director of  the Dept. of Internal Medicine
                   Women's Health Residency Track.
         AssociateProfessor of Internal Medicine & OB/GYN Virginia Commonwealth
                  University, Richmond VA.

MARY DEKKER NETTLEMAN, MD
         Associate Dean for Primary Care
                  Virginia Commonwealth University, School of Medicine, Richmond Professor and Division Chair of General Internal Medicine
                  Virginia Commonwealth University, School of Medicine, Richmond

ELLEN SHAW DE PAREDES, MD
         Professor of Radiology, Chief of Breast Imaging Section
                  Medical College of Virginia, Richmond
         President, Virginia chapter of the American College of
                  Radiology-current
         Author of:  ATLAS OF FILM - SCREEN MAMMOGRAPHY
                  Urban and Schwarzenberg Publishing Co., Baltimore, Maryland.
                         1988, 364 pages
                  ATLAS OF FILM - SCREEN MAMMOGRAPHY, 2nd Edition
                  Williams and Wilkins, Baltimore. 1992, 650 pages

                          The MNI Group - Form 10K - 8

GEORGE L. BLACKBURN, MD, PH.D.
         Associate Professor of Surgery
                  Harvard University, School of Medicine
         Director, Nutritional Support Services
                  New England Deaconess Hospital
         Director, Nutrition, Metabolism Lab
                  Cancer Research Institute
                  New England Deaconess Hospital

PETER D. VASH, MD, M.P.H.
         Assistant Clinical Professor of Medicine, UCLA Medical Center Board Certified Internist
         Specialist in eating Disorders and Endocrinology

ROBERT STENSON, MD
         One of 750 Gynecological Oncologists worldwide
         American College of Obstetricians and Gynecologists,
                  Diplomate (F.A.C.O.G.)
         Director of Gynecological Oncology at Holy Name Hospital, Teaneck, NJ

RALPH E. MARCUS, MD
         Chief of Rheumatology and Medical Director, Osteoporosis Program
                  Hackensack University Medical Center, Hackensack, NJ
         Chief of Rheumatology and Medical Director, Osteoporosis Program
                  Women's Outpatient Center, Holy Name Hospital, Teaneck, NJ

FRANK E. VOGEL, PH.D., MD
         Chief, Interventional Radiology, Holy Name Hospital, Teaneck, NJ Assistant Professor of Radiology
                  New York University Medical Center, New York, NY


ALEXIS WILSON, R. N.-C., B.S.N., M.S.N., W.H.N.P.
         Director, Women's Outpatient Center, Holy Name Hospital, Teaneck, NJ

ISAAC GREENBERG, PH.D.

              Instructor, Dept. of Psychiatry (Psychologist)

                  Harvard Medical School

              Department of Psychiatry

                  Beth Israel Deaconess Medical Center, Boston, MA

LINDA ARPINO, M.A., C.D.N., R.D.
         Community Nutritionist and Professor
                  New York State Dietetic Board of Directors


GARY D. WASSERMAN, MD
         Attending Urologist, Englewood Hospital and Medical Center,
               Englewood, NJ
         Attending Urologist, Holy Name Hospital, Teaneck, NJ

ANDREW M. SPECTOR, DMD, FAGD, FICOI
         Clinical Associate Professor, Surgical and Prosthetic
               Implantology Program
                  New York University, New York, NY

FAYE E. WILLIAMS, ESQ., PH.D.
         President & CEO of Natural Health Options, Inc., Washington, DC Former Counsel to the US Congress

                          The MNI Group - Form 10K - 9

CYNTHIA STAMPER GRAFF
         President and CEO of Lindora, Inc., Costa Mesa, CA
         Founder of the Lean for Life Foundation, a non profit organization that promotes obesity research, educational programs, and funds weight control services to selected low income, morbidly obese, men, women and teenagers who meet the criteria.

The Company selected the members of the Advisory Board to take advantage of the professional's extensive experience in dealing with various women's health issues. Each of the members of the Medical Advisory Board have executed a letter agreement with the Company pursuant to which they agree to serve on the Medical Advisory board. As an inducement to each of the members of the Board, they received option grants totaling between 10,000 and 50,000 options.


MANUFACTURING

The Company does not have a manufacturing facility, but relies on third parties to manufacture its products. The third party manufacturers are responsible for receipt and storage of raw material production and packaging and labeling of finished goods. At present, the Company is dependent upon four manufacturers for the production of all of its products. To the extent the manufacturers should discontinue their relationship with the Company, the Company's sales could be adversely impacted.


COMPETITION

The market for nutritional supplements and Internet Sites concentrating on health issues is highly competitive with few barriers to entry.

The Company will be competing with many health sites and nutritional supplement manufacturers as well as specialty health retailers, drug stores, supermarkets, and mass merchandisers. Many of the Company's potential competitors have significantly greater marketing and financial resources. The Company's Internet site, womenshealthnetwork.com, will compete with other Internet sites focused on women's health as well as sites focused on health care issues in general. While the Company believes the health information market is large enough to support many companies, the Company's ability to succeed will be dependent upon providing compelling Internet content to attract users and develop brand name recognition. The principal factors in attracting users will be dependent upon the quality and depth of the information on the site and the ability to attract users through various marketing approaches.

INTELLECTUAL PROPERTY

The Company regards the protection of copyrights, trademarks and other proprietary rights that it may own or license as material to its future success and competitive position. The Company intends to rely on a combination of laws and contractual restrictions such as confidentiality agreements to establish and protect its proprietary rights. Laws and contractual restrictions, however, may not be sufficient to prevent misappropriation of proprietary rights or deter others from independently developing products that are substantially equivalent or superior.


PATENTS. The Company owns four issued patents for its collagen Hydrolysate product. These are for (1) METHOD OF PROVIDING HIGH-PROTEIN NUTRITION BY THE ORAL ADMINISTRATION OF A PREDIGESTED PROTEIN COMPOSITION, (2) METHOD OF COMPOSITION FOR PREVENTING NUTRITIONAL DEFICIENCY, (3) METHOD OF TREATING NUTRITIONAL DEFICIENCY DURING CARDIAC CACHEXIA, DIABETES, HYPOGLYCEMIA, GASTROENTEROLOGY, LIPID, CELL GLYCOGEN AND KERATIN RELATED SKIN CONDITIONS AND

                          The MNI Group - Form 10K - 10

ALCOHOLISM, and (4) METHOD OF TREATING OBESITY BY THE ORAL ADMINISTRATION OF A PREDIGESTED PROTEIN COMPOSITION. Some of the products that the Company offers incorporate patented technology owned by others, but most of the Company's products are not protected by patents.

COPYRIGHTS. The Company has applied for copyright registration for the Womens Health Network.com logo and the FemChoice brand.

TRADEMARKS AND DOMAIN NAMES. The Company owns the FemChoice and Womens Health Network.com, womenshealthnetwork.com, womanshealthnetwork.com, femchoice.com, whnnetwork.com, menshealthnetwork.com, kidshealthnetwork.com and saluddemujer.com. domain names. The Company has registered the .cc for these names.

Under current domain registration practices, no one else can obtain an identical domain name, but can obtain a similar name or the identical name with a different suffix such as "net" or "org", The relationship between regulations governing domain names and the laws protecting trademarks and similar proprietary rights is evolving. Internet regulatory bodies regulate domain names and the present regulations may be subject to change.

In addition, the regulation of domain names in the United States and in foreign countries is subject to change. There are plans to establish additional top-level domain names, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, the Company may not acquire or be able to maintain its domain names in all of the countries in which it intends to conduct business, and the Company could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of its domain names or trademarks.

While the Company intends to take the actions that it believes are necessary to protect its proprietary rights, it may not be successful in doing so. In addition, the Company may be dependent on the owners of the proprietary rights it licenses to protect those rights. Moreover, the Company and its licensors may face challenges to the validity and enforceability of proprietary rights and may not prevail in any litigation regarding those rights.

The Company is also subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. While the Company is not currently involved in any such claims, there can be no assurance against future infringement claims by third parties. The resolution of any such infringement claims may result in protracted and costly litigation, regardless of the merits of such claims. Moreover, any such resolution may require the Company to obtain a license to use those proprietary rights or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.


TECHNOLOGY

The Company will rely upon third parties for its hardware and software. It is the Company's intention to employ existing software to manage its proposed e-commerce business.

                          The MNI Group - Form 10K - 11

GOVERNMENT REGULATION

The formulation, manufacture and labeling of the Company's products are subject to regulation by one or more federal agencies, including, principally, the Food and Drug Administration ("FDA"). These activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

Principally through the efforts of the dietary supplement industry, on October 25, 1994, the Dietary Supplement Health and Education Act of 1994 was signed into law. The law amends the Federal Food, Drug, and Cosmetic Act and, in the judgment of the Company, is favorable to the dietary supplement industry. First and foremost, the legislation creates a new statutory class of "dietary supplements". This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. A dietary supplement which contains a new dietary ingredient, one not on the market as of October 15, 1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the FDA before it may be marketed. The legislation also recognizes the need for the dissemination of information about the link between nutrition and health and provides that publications, which are not false and misleading and present a balanced view of available scientific information on a dietary supplement, may be used in connection with the sale of dietary supplements to consumers. Among other changes, the new law prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels and in other labeling.

On September 23, 1997, the FDA issued final new regulations to implement the 1994 legislation. Among other things, these new regulations establish a procedure for dietary supplement companies to notify the FDA about the intended marketing of a new dietary ingredient or about the use in labeling of statements of nutritional support. The regulations also establish a new format for nutrition labeling on dietary supplements. The new format became mandatory on March 23, 1999, and the Company revised all of its dietary supplements labels to be in compliance by that date.

The FDA and other federal authorities are reviewing alternative approaches to assure the safety of vitamins, minerals, herbals and other products sold as dietary supplements. Increased regulatory oversight could subject us and other manufacturers and distributors of dietary supplements to increased production and compliance costs and possibly require capital expenditures. Future regulation affecting dietary supplements could result in a recall or discontinuance of certain products.


EMPLOYEES

The Company presently has 4 employees. To support future anticipated growth, the Company expects to hire additional employees, especially in the area of sales and marketing.


RECENT DEVELOPMENT

In November, the Company completed a private placement for principal amount $ 1,521,250 of 10% Convertible Debenture ("Debenture") due October 1, 2000. Under the terms of the Debentures, the principal dollar amount is convertible by the holders at $.075 per share and said Debentures must be converted upon the Company amending its Certificate of Incorporation to increase the authorized number of shares to not less than 35,000,000. The funds received by the Company

                          The MNI Group - Form 10K - 12
will be adequate to conduct operations over the next 12 months, however, in order to fully implement the Company's strategy, the Company intends to seek further capital in the first quarter of 2000. There can be no assurance the Company will be successful.


PREVIOUS BUSINESS OPERATIONS

As previously noted during the fiscal year ending January 31, 1999 and continuing through the first three quarters of 1999 (ending October 31, 1999) the Company has generated limited revenues through the sale of existing products, including pet products, home remedy products and nutritional supplements.


Commencing in the first quarter of 2000, the Company intends to focus on the sale of its new line of branded products FEM CHOICE(TM) although it will continue to sell its other products if ordered. The Company will not expend any funds to market its preexisting products.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                           Inapplicable.


Item 2.  PROPERTIES

The principal executive offices of the Company are located at 10 West Forest Avenue, Englewood, New Jersey 07631, where it occupies approximately 7,500 square feet at an annual rental of $60,000 under a lease expiring in December 1999. The Company has renewed the lease for a period of five years commencing January 1, 2000. The annual rent for the initial three years is $65,625 and for the fourth and fifth year of the lease is $67,500.

Approximately 2,500 square feet of this facility house the Company's administrative offices with the balance utilized for shipping and warehousing. The Company presently subleases a portion of its space to non-affiliated persons. The Company also has arrangements with co-packers pursuant to which such suppliers manufacture, package and ship the Company's products to major customers. The Company believes its present facility is adequate for its present and reasonably foreseeable future operational needs.



Item 3.  LEGAL PROCEEDINGS

                  None.


                          The MNI Group - Form 10K - 13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1999.


                          The MNI Group - Form 10K - 14

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's Common Stock is currently traded over NASDQ's Electronic Bulletin Board. Information as to the range of high and low bid quotations for the Company's Common Stock, for the periods indicated, as furnished by national Quotation Bureau incorporated, is set forth below:

                                                     BID
                                    -----------------------------------------
THREE MONTHS ENDED                  HIGH                                LOW

April 30, 1997                      .50                                 .1875
July 31, 1997                       .75                                 .3125
October 31, 1997                    .5625                               .375
January 31, 1998                    .3125                               .3125
April 30, 1998                      .40                                 .20
July 31, 1998                       .19                                 .125
October 31, 1998                    .09                                 .062
January 31, 1999                    .062                                .062

The above bid quotations represent prices between dealers and do not include actual retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         (b) As of November 30, 1999, there were approximately 50 record holders of the Company's Common Stock.

         (c) The Company has not declared any cash dividends on its Common Stock and it has no intention to pay cash dividends in the foreseeable future.

                          The MNI Group - Form 10K - 15

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected historical consolidated financial data for the company and its wholly owned subsidiaries. This data is qualified in its entirety by the more detailed consolidated financial statements of the company included elsewhere herein. The following selected consolidated financial data were derived from audited consolidated financial statements of the company and should be read in conjunction with the statements included elsewhere herein.

STATEMENTS OF OPERATIONS DATA:

                                                                                  YEAR ENDED JANUARY 31,
                                                       ------------ -----------  ----------  ---------- -----------
                                                           1999        1998         1997        1996       1995
                                                       ------------ -----------  ----------  ---------- -----------
Revenues:
Sales, net                                                $939,700  $  932,900   $1,032,900  $1,320,500 $  938,300
Cost of sales and operating expenses                       982,000   1,091,400    1,028,700   1,294,200  1,210,300
Operating income (loss)                                    (42,300)  ( 158,500)       4,200      26,300   (272,000)
Other income (expense)                                     (40,100)    (22,600)     (20,400)    (21,000)    39,500
(loss) from continuing operating before income tax         (82,400)   (181,100)     (16,200)      5,300   (232,500)
Provision for income taxes                                      --          --           --          --         --
Income (loss) from continuing operations item              (82,400)   (181,100)     (16,200)      5,300   (232,500)
Income (loss) from discontinued operations                   15,700    (25,500)          --          --         --
Net income (loss)                                          (66,700)   (206,600)     (16,200)      5,300   (232,500)
Net (loss) per share:
        Income (loss) from discontinued operations              --          --           --          --         --
        Income (loss) per share                                 --          --           --          --         --
        (Loss) from continuing operations                 ($ 0 .02)   ($  0.05)    ($    --)    ($   --)  ($ 0 .06)
        Income (loss) per share                           ($  0.01)   ($  0.05)    ($    --)    ($   --)  ($ 0 .06)

BALANCE SHEET DATA:

                                          YEAR ENDED JANUARY 31,
                       ---------  ---------  ---------    ---------  ---------
                          1999      1998        1997        1996       1995
                       ---------  ---------  ---------    ---------  ---------
Working capital        $(585,300) $(564,100) $(295,500)   $(254,000) $(296,100)
Total assets             148,200    667,000    230,600      258,000    187,600
Long-term debt            75,000     75,000    113,700      146,400    107,100
Stockholders' equity    (796,200)  (429,500)  (550,400)    (544,200)  (549,500)

                          The MNI Group - Form 10K - 16

Item 7: Management's Discussion And Analysis Of Financial Condition And Results Of Operations

                                JANUARY 31, 1999

RESULTS OF OPERATIONS

     1999 - 1998

The results of operations for the year ended January 31, 1999 and 1998 do not include the operations of K.O.S. Industries, Inc. ("KOS"), which was acquired as a wholly owned subsidiary on August 1, 1997. This transaction was reversed on December 31, 1998 by mutual agreement of both parties.

The Company had an operating loss from continuing operations of $82,400 and a net loss of $66,700 for the year ended January 31, 1999, as compared to an operating loss of $181,100 and a net loss of $206,600 for the prior year. The decrease in loss was primarily due to a decrease in general and administrative expenses of $82,300.

Sales for the year ended January 31, 1999 increased by $6,800 or less than 1% from $932,900 to 939,700. Cost of sales decreased by $28,200 or by 5% from $555,900 to $527,700. This resulted in an increased gross profit margin from 40% to 44%. Selling, general and administrative expenses decreased 15% from $535,500 to $453,200. This decrease was primarily due to a reduction in professional fees and other costs associated with the KOS acquisition and incurred in the year ended January 31, 1998.

The Company's loss from continuing operations decreased from $181,100 to $82,400 or approximately 55%. The loss from discontinued operations was $25,500 for the year ended January 31, 1998 as compared to a gain of $15,700 for the current year. The Company's net loss decreased to $66,700, or $.01 per share the year ended January 31, 1999 as compared to a loss of $206,600 or $.05 per share in the prior year.

     1998 - 1997

The results of operations for the year ended January 31, 1998 do not include those of KOS for the reasons previously outlined.

The Company had a loss from continuing operations of $181,100 for the fiscal year ended January 31, 1998 as compared to a loss of $16,200 for the year ended January 31, 1997 and a net loss of $206,600 for the year ended January 31, 1998 as compared to a loss of $16,200 for the prior year. This loss was primarily due to a decrease in sales and increased costs incurred in connection with the KOS merger.

Sales for the year ended January 31, 1998 were $932,900 as compared to sales of $1,032,900 in the prior year, a decrease of 10%. Costs of sales decreased $44,800 from $600,700 in fiscal year ended 1997 to $555,900 in fiscal year end 1998. Correspondingly, the gross profit decreased to $377,000 or 40% of sales in fiscal 1998 from a gross profit of $432,200 or 42% in fiscal year ended 1997. The decrease in gross profit percentage is primarily due to decreased sales and increased manufacturing costs.

Selling, general and administrative costs increased to $535,500 in fiscal 1998 from $428,000 in fiscal year ended 1997. This represented an increase of 25% in

                          The MNI Group - Form 10K - 17
these costs. The increase was due to costs associated in conjunction with the acquisition of KOS, and other increased costs, such as increase in rent expense due to the loss of a subtenant.

The Company had a net loss of $206,600 or $.05 per share as compared to a net loss of $16,200 or $.- per share for the year ended January 31, 1997.

     1997 - 1996

The Company had an operating income of $4,200 and a net loss of $16,200 for the twelve months ended January 31, 1997. Sales decreased $287,600 from $1,320,500 to $1,032,900 which was primarily due to a reduction in sales to its major customer. By increasing its profit margin and reducing its selling, general and administrative expenses, the Company was able to show a small operating profit.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999 the Company had cash of $5,000 as contrasted with cash of $36,900 at January 31, 1998.

In January 1998 the Company obtained an unsecured line of credit from its bank in the amount of $50,000. The Company's chief operating officer has loaned the Company $196,300.

Subsequent to the balance sheet date, the Company sold $1,521,250 of a convertible debenture (convertible at $0.075 per share) (the "Debentures") to certain accredited investors. The Company, as more fully described under "Business," is utilizing the proceeds to develop an internet site dedicated to women's health and a line of nutritional supplements for women.

In addition, the Company has made an assessment of its Y2K computer needs. The Company's accounting records are either manually processed or maintained on software that is already Y2K compliant. No additional costs are expected to be incurred in order to address this issue.

The Company is seeking joint ventures with developers of other type of products. This will generate additional revenue for the Company without substantially increasing its overhead. The Company is continually seeking to expand both its product line and customer base.

There is no assurance that the Company will be able to obtain sufficient cash to fund its operations. Management believes that the Company requires additional financing to conduct its operations on a profitable basis and to develop and market additional products and programs.

THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING

                          The MNI Group - Form 10K - 18

STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS SET FORTH BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.


                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                        SAFE HARBOR COMPLIANCE STATEMENT
                         FOR FORWARD-LOOKING STATEMENTS

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. The Company intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

"Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, prospective investors are urged not to place undue reliance on written or oral forward-looking statements of the Company. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements to reflect future developments. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

The Company provides the following risk factor disclosure in connection with its continuing effort to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following:

         THE COMPANY HAS RECENTLY INSTITUTED ITS NEW BUSINESS STRATEGY. ITS BUSINESS MUST EXPAND FOR IT TO ATTAIN PROFITABILITY.

The Company has only recently commenced the implementation of its new business strategy. The Company may not successfully complete the transition to successful operations or profitability pursuant to its new strategy. The Company may encounter problems, delays and expenses in implementing its new business strategy. These may include, but not be limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond the Company's control, and in any event, could adversely affect the Company's results of operations. See "Selected Consolidated Financial Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          The MNI Group - Form 10K - 19

         THE COMPANY HAS A BROAD BUSINESS MODEL THAT WILL REQUIRE THE DEVELOPMENT OF MANY DIFFERENT AREAS. IF THE COMPANY FAILS TO IMPLEMENT ANY OF THE KEY ELEMENTS OF ITS BUSINESS PLAN, ITS BUSINESS MAY NOT SUCCEED.

The Company has embarked on an ambitious plan to provide products, educational programs and support systems to women to help them make better decisions regarding their health care. There is a limited market awareness of the Company and the products and services it offers. To be successful, the Company must continue to develop, coordinate and balance various elements of its business. Among other things, the Company must:

         - generate market demand for the products it offers, prepare and disseminate information about women's health care and establish the FEM CHOICE brand,

         - convince OB/GYNs and the nurse practitioners and physician assistants focused on women's health to recommend the products the Company offers,

         - maintain and obtain rights to market and distribute products and integrate them into its business, and

         - augment sales and marketing and manage different distribution channels for the products it offers.

If the Company fails to implement any of these key elements of its business plan, its business may not succeed.

         IF WOMEN DO NOT USE AND THEIR CLINICIANS DO NOT RECOMMEND THE PRODUCTS THE COMPANY OFFERS, THE COMPANY MAY EXPERIENCE SIGNIFICANT LOSSES.

The products the Company offers may not achieve market acceptance. The market acceptance of these products will depend on, among other factors, their advantages over existing competing products, and their perceived efficacy and safety.

The Company's business model assumes that its marketing programs and the growth in its target market will result in increased demand for the products it offers. If its marketing programs do not succeed in generating a substantial increase in demand for its products, the Company will be unable to realize its operating objectives. In addition, the Company's business model seeks to build on the expanding roles of OB/GYNs and the nurse practitioners and physician assistants focused on women's health, and its marketing efforts are concentrated on this group. If the clinicians the Company targets do not recommend the products the Company offers or if women do not regularly use these products, the Company may experience significant losses and its business will be adversely affected. Moreover, if the Company fails to develop the market-wide brand identity for FEM CHOICE that it is seeking, its business will be adversely affected.

         THE COMPANY'S QUARTERLY FINANCIAL RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET OR EXCEED THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, WHICH COULD CAUSE THE PRICE OF THE COMPANY'S STOCK TO DECLINE SIGNIFICANTLY.

The Company's quarterly operating results may fluctuate significantly based on factors such as:

         - changes in the acceptance or availability of the products it offers,

         - the timing of new product offerings, acquisitions or other significant events by the Company or its competitors,


                          The MNI Group - Form 10K - 20

         - regulatory approvals and legislative changes affecting the products it offers or those of its competitors,

         - the timing of expenditures for the expansion of its operations, and

         - general economic and market conditions and conditions specific to the health care industry.

Due to the Company's short operating history pursuant to its new business strategy and the difficulty of predicting demand for the products it offers, the Company is unable to accurately forecast its revenues. Accordingly, the Company's operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could have a material adverse effect on the Company's stock price.

         THE HEALTH CARE INDUSTRY AND THE MARKETS FOR THE PRODUCTS THE COMPANY OFFERS ARE VERY COMPETITIVE. THE COMPANY MAY NOT BE ABLE TO COMPETE EFFECTIVELY, ESPECIALLY AGAINST ESTABLISHED INDUSTRY COMPETITORS WITH SIGNIFICANTLY GREATER FINANCIAL RESOURCES.

The health care industry is highly competitive. Many of the Company's competitors are large well-known health care companies that have considerably greater financial, sales, marketing and technical resources than the Company. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines the Company markets and distributes. In addition, competitors may elect to devote substantial resources to marketing their products to women and may choose to develop educational and information programs like those developed by the Company to support their marketing efforts. The Company's business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

Competition for the self-care products the Company offers is significant. These products compete against a number of well-known brands of similar products. The Company's Internet site, competes with other Internet sites focused on women's health as well as sites focused on health in general. The Company's failure to adequately respond to the competitive challenges faced by the products it offers could have a material adverse effect on its business, financial condition and results of operations.

         IF THE COMPANY DOES NOT SUCCESSFULLY MANAGE ANY GROWTH IT EXPERIENCES, IT MAY EXPERIENCE INCREASED EXPENSES WITHOUT CORRESPONDING REVENUE INCREASES.

The Company's business plan will, if implemented, result in rapid expansion of its operations. This expansion may place a significant strain on management, financial and other resources. It also will require the Company to increase expenditures before it generates corresponding revenues. The Company's ability to manage future growth, should it occur, will depend upon its ability to identify, attract, motivate, train and retain highly skilled managerial, financial, business development, sales and marketing and other personnel. Competition for these employees is intense. Moreover, the addition of products or businesses will require the Company's management to integrate and manage new operations and an increasing number of employees. The Company may not be able to implement successfully and maintain its operational and financial systems or otherwise adapt to growth. Any failure to manage growth, if attained, would have a material adverse effect on the Company's business.

         THE COMPANY IS DEPENDENT ON A LIMITED NUMBER OF SOURCES OF SUPPLY FOR MANY OF THE PRODUCTS IT OFFERS. IF ONE OF IT SUPPLIERS FAILS TO SUPPLY ADEQUATE AMOUNTS OF A PRODUCT THE COMPANY OFFERS, THE COMPANY'S SALES MAY SUFFER AND IT COULD BE REQUIRED TO ABANDON A PRODUCT LINE.

                          The MNI Group - Form 10K - 21

The Company is dependent on a limited number of sources of supply for many of the products it offers. With respect to these products, the Company cannot guarantee that these third parties will be able to provide adequate supplies of products in a timely fashion. The Company also face the risk that one of its suppliers could become insolvent, declare bankruptcy, lose its production facilities in a disaster, be unable to comply with applicable government regulations or lose the governmental permits necessary to manufacture the products it supplies to the Company. If the Company is unable to renew or extend an agreement with a third-party supplier, if an existing agreement is terminated or if a third-party supplier otherwise cannot meet the Company's need for a product, the Company may not be able to obtain an alternative source of supply in a timely manner or at all. In these circumstances, the Company may be unable to continue to market products as planned and could be required to abandon or divest itself of a product line on terms which would materially adversely affect it.

         THE COMPANY MAY BE EXPOSED TO PRODUCT AND PROFESSIONAL LIABILITY CLAIMS NOT COVERED BY INSURANCE THAT WOULD HARM ITS business.

The Company may be exposed to product or professional liability claims. Although the Company believes that it currently carries and intends to maintain appropriate product and professional liability insurance, the Company cannot guarantee that this insurance will be sufficient to cover all possible liabilities. A successful suit against the Company could have an adverse effect on its business and financial condition if the amounts involved are material.

         THE COMPANY IS UNCERTAIN OF ITS ABILITY TO OBTAIN ADDITIONAL FINANCING FOR ITS FUTURE CAPITAL NEEDS. IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL FINANCING, IT MAY NOT BE ABLE TO CONTINUE TO OPERATE ITS BUSINESS.

The Company may require significant amounts of additional capital to achieve its goals. The Company believes that the net proceeds from the Company's recent private offering of convertible debentures will be sufficient to meet its working capital and capital expenditure requirements through the end of calendar year 2000. The Company's future capital requirements will depend on many factors including:

         - the costs of its sales and marketing activities and its education programs for clinicians and women,

         -        competing product and market developments,

         -        the costs of acquiring or developing new products,

         -        the costs of expanding its operations, and

         -        its ability to generate positive cash flow from its sales.

Additional funding may not be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail significantly or defer one or more of its marketing or educational programs or to limit or postpone obtaining new products through license, acquisition or other agreements. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of its common stock. If the Company raises additional funds through the issuance of additional debt securities, these new securities would have certain rights, preferences and privileges senior to those of the holders of its common stock, and the terms of these debt securities could impose restrictions on its operations. For a further discussion of expenditures and other factors that could affect the Company's need for future capital, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                          The MNI Group - Form 10K - 22

         THE COMPANY'S INABILITY TO OBTAIN NEW PROPRIETARY RIGHTS OR TO PROTECT AND RETAIN ITS EXISTING RIGHTS COULD IMPAIR ITS COMPETITIVE POSITION AND ADVERSELY AFFECT ITS SALES.

The Company believes that the trademarks, copyrights and other proprietary rights that it owns or licenses, or that it will own or license in the future, will continue to be important to its success and competitive position. If the Company fails to maintain its existing rights or cannot acquire additional rights in the future, its competitive position may be harmed. While some products we offer incorporate patented technology, most of the products we sell are not protected by patents.

The Company has applied for registration of a number of key trademarks and intends to introduce new trademarks, service marks and brand names. The Company intends to take the actions that it believes are necessary to protect its proprietary rights, but it may not be successful in doing so on commercially reasonable terms, if at all. In addition, parties that license their proprietary rights to the Company may face challenges to their patents and other proprietary rights and may not prevail in any litigation regarding those rights. Moreover, the Company's trademarks and the products it offers may conflict with or infringe upon the proprietary rights of third parties. If any such conflicts or infringements should arise, the Company would have to defend itself against such challenges. The Company also may have to obtain a license to use those proprietary rights or possibly cease using those rights altogether. Any of these events could harm the Company's business.

         THE COMPANY'S BUSINESS MAY BE INTERRUPTED BY YEAR 2000 PROBLEMS IF ITS VENDORS, CUSTOMERS OR PAYORS ARE UNABLE TO CONVERT THEIR SYSTEMS OR IF ANY OF ITS INTERNAL SYSTEMS ARE NOT COMPLIANT.

The Year 2000 issue results from computer programs having been written using two digits rather than four to define the applicable year. Computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's internal systems are affected by a Year 2000 problem, the Company may experience a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, the Company cannot predict the extent to which the Year 2000 issue will affect its vendors, customers or payors and other parties that provide the Company with significant products and services, or the extent to which the Company would be vulnerable if these parties fail to resolve any Year 2000 issues on a timely basis. Any failure on the part of these parties to achieve Year 2000 compliance on a timely basis could materially adversely affect the Company. For example, a system failure on the part of the Company's key suppliers or customers could result in the Company failing to receive adequate supplies of products or the Company being unable to process sales.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation due to computer systems or product failure, including as a result of equipment shutdown or failure to properly date business records. The Company cannot reasonably estimate at this time the amount of potential liability and lost revenue that could result from Year 2000 issues.

         THE PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK MAY BE VOLATILE, AND THE PRICE OF THE COMMON STOCK MAY FLUCTUATE FOR REASONS UNRELATED TO THE COMPANY'S OPERATING PERFORMANCE. A SIGNIFICANT DECLINE IN THE PRICE OF THE COMMON STOCK COULD LEAD TO A CLASS ACTION LAWSUIT AGAINST THE COMPANY.

There has been a very limited public market for the Company's common stock, and the Company does not know whether investor interest in the Company will lead to the development of a more active trading market. The market prices and trading volumes for securities of emerging companies, such as the Company, historically have been highly volatile and have experienced significant fluctuations both related and unrelated to the operating performance of those

                          The MNI Group - Form 10K - 23
companies. The price of the Company's common stock may fluctuate widely, depending on many factors, including factors that may cause the Company's quarterly operating results to fluctuate as well as market expectations and other factors beyond the Company's control. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against that company by some of its stockholders. This type of litigation, if instituted against the Company, could result in substantial costs and a diversion of management's attention and resources, which could materially and adversely affect the Company's results of operations and financial condition.

         INTERNET CAPACITY CONSTRAINTS MAY IMPAIR THE ABILITY OF CONSUMERS TO ACCESS THE COMPANY'S INTERNET SITE.

The Company's success will depend, in large part, upon a robust communications industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial medium because of: inadequate development of the necessary infrastructure such as a reliable network backbone, failure to timely develop complementary products such as high speed modems, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation.

If the Internet continues to experience significant growth in the number of users and the level of use, then the Internet infrastructure may not be able to continue to support the demands placed on it.

         THE COMPANY'S BUSINESS IS DEPENDENT ON THE CONTINUOUS, RELIABLE AND SECURE OPERATION OF ITS INTERNET WEBSITE AND THE RELATED TOOLS AND FUNCTIONS IT PROVIDES.

The Company relies on the Internet and, accordingly, depends upon the continuous, reliable and secure operation of Internet servers and related hardware and software. Recently, several large Internet commerce companies have suffered highly publicized system failures which resulted in adverse reactions to their stock prices, significant negative publicity and, in certain instances, litigation. To the extent that the Company's service is interrupted, its users will be inconvenienced, its commercial customers will suffer from a loss in advertising or transaction delivery and its reputation may be diminished. Some of these outcomes could directly result in a reduction in the Company's stock price, significant negative publicity and litigation. The computer and communications hardware utilized by the Company are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. The Company's business interruption insurance may be inadequate to protect it in the event of a catastrophe. The Company also depends upon third parties to provide potential users with web browsers and Internet and on-line services necessary for access to the Company's Internet site. The Company's site users may occasionally experience difficulties with Internet and other on-line services due to system failures, including failures unrelated to the systems utilized by the Company. Any sustained disruption in Internet access provided by third parties could adversely impact the Company's business.


                          The MNI Group - Form 10K - 24

Item 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors of The MNI Group, Inc.



We have audited the accompanying consolidated balance sheets of The MNI Group, Inc. as of January 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended January 31, 1999, 1998, and 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The MNI Group, Inc. as of January 31, 1999 and 1998, and the results of its operations and cash flows for the years ended January 31, 1999, 1998, and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared on the assumption that The MNI Group, Inc. will continue as a going concern. The company's ongoing losses, limited cash, subsequent conversion of lines of credit and term notes payable to demand notes payable, loans from a corporate-officer, and the loss of major customers raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability or reclassification of any asset or liability that might result from the outcome of this uncertainty.




/s/ Lipner,Gordon & Co. LLP

Great Neck, NY

May 6, 1999

                         The MNI Group - Form 10K - 25

                               THE MNI GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            JANUARY 31,
                                                                     --------------------------
                                                                        1999           1998
                                                                     -----------    -----------
Current assets:
   Cash                                                              $     5,000    $    36,900
   Accounts receivable (net of allowance for doubtful
       accounts of $0 - 1999 and $5,500 - 1998)                           86,800        131,400
   Inventories                                                            40,300        126,100
   Other current assets                                                    1,100          7,800
                                                                     -----------    -----------

         Total current assets                                            133,200        302,200
                                                                     -----------    -----------

Furniture, fixtures and leasehold improvements:
   Furniture and fixtures                                                120,000        116,000
   Less: accumulated depreciation                                       (120,000)      (114,500)
                                                                     -----------    -----------
                                                                              --          1,500
                                                                     -----------    -----------

Goodwill (net of amortization of $4,300 - 1998)                               --        347,600
                                                                     -----------    -----------

Other assets:
   Security deposits                                                      15,000         15,700
                                                                     -----------    -----------

                                                                     $   148,200    $   667,000
                                                                     ===========    ===========

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                  $   160,500    $   266,200
   Accrued expenses and other liabilities                                276,800        292,300
   Notes payable - short term portion                                     84,900         85,700
   Loan payable - officer                                                196,300        222,100
                                                                     -----------    -----------

        Total current liabilities                                        718,500        866,300
                                                                     -----------    -----------

Notes payable (net of short-term portion)                                 75,000         75,000
Excess of market value of net assets acquired over
    purchase price (net of amortization of $4,300 each year)             150,900        155,200
                                                                     -----------    -----------
                                                                         225,900        230,200
                                                                     -----------    -----------

Stockholders' deficit:
   Common stock, no par value; 10,000,000 shares
        authorized; 4,085,709 shares issued and outstanding
        at January 31, 1999 and 4,685,709 at January 31, 1998          7,276,400      7,576,400
   Accumulated deficit                                                (8,072,600)    (8,005,900)
                                                                     -----------    -----------
                                                                        (796,200)      (429,500)
                                                                     -----------    -----------

                                                                     $   148,200    $   667,000
                                                                     ===========    ===========

The accompanying notes are an integral part hereof.

                          The MNI Group - Form 10K - 26

                               THE MNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED JANUARY 31,
                                                        -----------------------------------------
                                                           1999           1998           1997
                                                        -----------    -----------    -----------
Sales                                                   $   939,700    $   932,900    $ 1,032,900
                                                        -----------    -----------    -----------

Cost of sales and operating expenses:
   Cost of merchandise sales                                527,700        555,900        600,700
   Selling, general and administrative expenses             453,200        535,500        428,000
   Advertising expense                                        1,100             --             --
                                                        -----------    -----------    -----------

        Total cost of sales and operating expenses          982,000      1,091,400      1,028,700
                                                        -----------    -----------    -----------

Operating income (loss)                                     (42,300)      (158,500)        (4,200)
                                                        -----------    -----------    -----------

Other income (expense):
  Interest expense                                          (40,100)       (22,600)       (20,400)
                                                        -----------    -----------    -----------
       Total other income (expense)                         (40,100)       (22,600)       (20,400)
                                                        -----------    -----------    -----------

(Loss) from operations before discontinued operations
                                                            (82,400)      (181,100)       (16,200)
                                                        -----------    -----------    -----------

Discontinued operations:
  Income (loss) from discontinued operations                     --        (25,500)            --
  Gain on discontinued operations                            15,700             --             --
                                                        -----------    -----------    -----------
Net gain (loss) on discontinued operations                   15,700        (25,500)            --
                                                        -----------    -----------    -----------

(Loss) before provision for income taxes                    (66,700)      (206,600)       (16,200)

Provision for income taxes                                       --             --             --
                                                        -----------    -----------    -----------

Net (loss)                                              ($   66,700)   ($  206,600)   ($   16,200)
                                                        ===========    ===========    ===========

Basic earnings (loss) per share                         ($     0.01)   ($     0.05)   $        --
                                                        -----------    -----------    -----------

Weighted average number of shares outstanding             4,635,709      3,913,175      3,810,709
                                                        ===========    ===========    ===========

The accompanying notes are an integral part hereof.

                          The MNI Group - Form 10K - 27

                               THE MNI GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED JANUARY 31, 1999, 1998, AND 1997

                                                          COMMON STOCK           ACCUMULATED
                                                     SHARES         AMOUNT         DEFICIT
                                                   -----------    -----------    -----------
Balance, February 1, 1996                            3,710,709    $ 7,238,900    ($7,783,100)

Net (loss)                                                  --             --        (16,200)

Issuance of shares for services                        100,000         10,000             --
                                                   -----------    -----------    -----------

Balance, January 31, 1997                            3,810,709      7,248,900     (7,799,300)

Issuance of shares for acquisition of subsidiary       600,000        300,000             --

Exercise of warrants                                   275,000         27,500             --

Net (loss)                                                  --             --       (206,600)
                                                   -----------    -----------    -----------

Balance, January 31, 1998                            4,685,709      7,576,400     (8,005,900)

Redemption of shares resulting from discontinued
   operations                                         (600,000)      (300,000)            --

Net (loss)                                                  --             --        (66,700)
                                                   -----------    -----------    -----------
Balance, January 31, 1999                            4,085,709    $ 7,276,400    ($8,072,600)
                                                   ===========    ===========    ===========

The accompanying notes are an integral part hereof.

                          The MNI Group - Form 10K - 28

                               THE MNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    YEARS ENDED JANUARY 31,
                                                           -----------------------------------------
                                                               1999            1998        1997
                                                           ------------    ------------ ------------
Cash flows from operating activities:
   Net (loss)                                              ($    66,700)   ($   206,600)($    16,200)
   Adjustments to reconcile net (loss)
   to net cash provided (used) by operating Activities:
        Depreciation and amortization                             1,200           1,400       (2,600)
        Net gain on discontinued operations                     (15,700)             --           --
        Changes in working capital items:
           (increase) decrease in accounts
              receivable                                         44,600          (5,500)         300
           (increase) decrease in inventories                    85,800         (64,700)      22,700
           (increase) decrease in other assets                    6,700           4,100        4,500
           (increase) decrease in security deposits                 700            (200)          --
           Increase (decrease) in accounts payable
             And other liabilities                             (121,200)        157,600      (35,800)
                                                           ------------    ------------ ------------
Net cash (used) by operating activities                         (64,600)       (113,900)     (27,100)
                                                           ------------    ------------ ------------

Cash flows from investing activities:
    Purchase of equipment                                        (4,000)             --           --
    Goodwill adjustment                                          63,300         (52,000)          --
                                                           ------------    ------------ ------------
Net cash provided (used) by investing activities                 59,300         (52,000)          --
                                                           ------------    ------------ ------------

Cash flows from financing activities:
   (Decrease) increase in loan payable - stockholders            48,700          76,500      (52,100)
   (Decrease) increase in short-term debt                       (75,300)        124,500       71,100
   Shares issued for warrants                                        --          27,500       10,000
   Reduction in long-term debt                                       --         (38,700)          --
                                                           ------------    ------------ ------------
Net cash provided (used) by financing activities                (26,600)        189,800       29,000
                                                           ------------    ------------ ------------

Increase (decrease) in cash                                     (31,900)         23,900        1,900

Cash, beginning of year                                          36,900          13,000       11,100
                                                           ------------    ------------ ------------

Cash, end of year                                          $      5,000    $     36,900 $     13,000
                                                           ============    ============ ============

Supplemental information:
    Cash expended for:
        Interest expense                                   $     32,400    $     22,600 $     20,400
        Federal income taxes                                         --              --           --
     Non-cash transactions:
       Value of shares issued for subsidiary acquisition             --    $    300,000           --
       Value of shares reacquired from reversal of
          prior acquisition                                $    300,000              --           --
       Elimination of goodwill resulting from reversal
          of prior acquisition                             $    300,000              --           --


The accompanying notes are an integral part hereof.

                          The MNI Group - Form 10K - 29

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

In July 1997, the company consummated a merger with K.O.S. Industries, Inc.
(KOS) whereby all of KOS' outstanding common stock was exchanged for 600,000 shares of the company's common-stock. The transaction was treated as a purchase. KOS distributes and markets a line of pet-related products. In addition, one of KOS' key employees was granted stock options to acquire 750,000 additional shares of the company, and a KOS consultant was granted options to acquire 150,000 shares of the company's stock. (See Note 6 for further details.)

In December 1998, the company reversed the KOS transaction above, as a result of KOS's inability to meet marketing expectations.

2. SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the company and its wholly-owned and majority-owned subsidiaries after elimination of intercompany accounts and transactions for ongoing activities and does not include any of the activities of KOS.

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

                          The MNI Group - Form 10K - 30

                               THE MNI GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

REVENUE RECOGNITION (CONTINUED) - The consolidated statements of operations include the results of operations for K.O.S. Industries, Inc. in the discontinued operations section for the years ended January 31, 1998 and 1999. The resulting gain on the reversal of the KOS transaction mentioned above Is included in the discontinued operations section. The amounts shown in discontinued operations are not shown net of any income tax effect (either expense or benefit) because the company incurred a net loss, and has substantial net operating loss carryforwards, which may never be utilized (see Note 7).

EARNINGS PER SHARE - The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. The possible conversion of outstanding options and warrants has not been taken into account in the earnings per share calculation as its effect would be anti- dilutive.

USE OF ESTIMATES - in preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent' assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.
Actual results could differ from those estimates.

3. Fixed ASSETS:

The fixed assets consisted of the following:

                                                          JANUARY 31,
                                                      -------------------
                                                        1999       1998
                                                      --------   --------
Furniture, fixtures and equipment                     $ 73,300   $ 69,300
Leasehold improvements                                  17,700     17,700
Promotional video                                       29,000     29,000
                                                      --------   --------
                                                       120,000    116,000
Less: accumulated depreciation
and amortization                                       120,000    114,500
                                                      --------   --------

                                                      $     --   $  1,500
                                                      --------   --------

4.  NOTES PAYABLE:

In December 1992, LN Investment Capital Limited Partnership (LNIC) advanced $75,000 to MNI. This loan was originally due on July 31, 1993, and, in accordance with the terms of the loan agreement, has subsequently been extended and converted to a demand note, with interest at 10% per annum. In addition, LNIC originally received warrants (which expire in December 2002) to purchase 300,000 shares of the company's common stock at an exercise price of $.25 per share. Upon LNIC's agreement to extend the note, the warrant exercise prices were reduced and the number of warrants increased as follows:

Loan
Extension Date                        Warrants                Per Share
--------------                        --------                ---------
7/31/93                               300,000                  $ .20
1/31/94                               500,000                    .15
7/31/94                               750,000                    .10

                          The MNI Group - Form 10K - 31

                               THE MNI GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. NOTES PAYABLE (CONTINUED):

In the year ended January 31, 1998, 275,000 warrants were exercised at $.10 per share (see Note 6 for further details). The exercise of these warrants is reflected in the capitalization of the company as of January 31, 1998. The company has been accruing $7,500 interest annually on this debt.

MNI borrowed $50,000 from PNC Bank on January 29, 1998. The maturity date was January 29, 1999, with an interest rate of 10.25%. During the year ended January 31, 1999, the terms of this loan were changed to a demand note. Principal and interest payments are being made on a monthly basis.

MNI's chief operating officer has made advances to the company totalling $196,350 as of January 31, 1999. Interest on these advances is being charged at rates varying from 11% to 18% as of January 31, 1999.

In November 1991, Family Weight Lose Centers, Inc., (FWLC), (a former subsidiary of MNI), filed a petition for bankruptcy proceedings pursuant to Chapter 7 of the federal bankruptcy statutes. This petition provided for complete liquidation of all of the corporate assets and liabilities.

Subsequent to the bankruptcy filing, MNI agreed to satisfy an outstanding $4,000,000 obligation, which it had guaranteed as part of the FWLC acquisition, in the form of a term note to a financial institution that is an affiliate of a stockholder of the company by the payment of $125,000, issuance of a three year note in the amount of $125,000, with interest at the bank's prime rate, and the issuance of warrants to purchase 750,000 shares of the company's common stock at a price of $.Ol per share, expiring in February 2002. In February 1995, the company agreed to liquidate the three year note in the amount of $125,000 by the payment of 42 monthly payments in the amount of $2,976 each plus interest at the prime rate commencing in August 1995. The original three year note bore interest only through that date. Interest on this debt was $2,788, $4,939, and $7,200 for the years ended January 31, 1999, 1998 and 1997, respectively. (See note on subsequent events.)

A summary of MNI's debt at January 31, 1999 and 1998 was as follows:


                                         January 31, 1999     January 31, 1998
                                       Short-term Long-term Short-term Long-term
                                       -------------------- --------------------
 Due to LN Investment Capital Ltd.
   Partnership                           $    --   $75,000   $    --   $75,000

 Due to Fleet Bank                        24,000        --    35,700        --

 Due to Advanta Bank Corp.                18,000        --        --        --

 Due to PNC Bank                          42,900        --    50,000        --
                                         -------   -------   -------   -------
                                         $84,900   $75,000   $85,700   $75,000
                                         =======   =======   =======   =======

5. LEASE COMMITMENTS:

MNI leases an office and warehouse facility in New Jersey under a lease which expires in December 1999.

                          The MNI Group - Form 10K - 32

                               THE MNI GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Lease COMMITMENTS (CONTINUED):

Total gross rental expense for the year ended January 31, 1999 was approximately $77,300, $83,000 in 1998, and $77,700 in 1997. MNI sub-leased (on a month to month basis) a portion of its facility to various entities at an annual rental income of approximately $41,000 for the year ended January 31, 1999, $43,000 In 1998, and $56,000 in 1997.

The minimum annual rents are as follows:

Year ended January 31, 2000                                   $ 62,000

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

In March 1990, MNI concluded an initial public offering of 750,000 additional shares, at a price of $3.25 per share. In April 1990, MNI sold an additional 120,000 shares at a price of $3.25 per share under the overallotment provisions of the offering. MNI received $2,332,702 (net of underwriter's fees and registration costs) from this offering. As part of the offering, the underwriter received warrants to purchase 80,000 shares of MNI's common stock. These expired in March 1995 unexercised.

In March 1992, three officers and directors of MNI were granted options to immediately purchase 125,000 shares each and an additional 150,000 options each to be granted over the next 60 months at a rate of 2, 500 per month per officer and director. The options are exercisable at $.10 per share and expire in March 2002. Upon the resignation of one of the officers, 150,000 of the aforementioned additional-options were cancelled.

In September 1992, Michael Connelly was elected chairman of the board and chief executive officer of MNI. His compensation was to have been $7,500 per month, which was to be accrued until such time as funds were available to make payment. During 1994, Mr. Connelly agreed to reduce his annual compensation to $45,000 per annum. Mr. Connelly terminated his compensation agreement with MNI as of January 31, 1995. He assigned his rights to such compensation to Lepercq Capital Management Inc. In addition, he was granted options and rights identical to those issued in March 1992 to the other officers, which he assigned to LN Investment Capital Limited Partnership (LNIC). LNIC also received an option to purchase 125,000 shares at $.10 per share, which it exercised in October 1992.

During 1993, MNI issued warrants to purchase 125,000 shares of its common stock in exchange for the elimination of approximately $41,000 of accounts payable. These warrants are exercisable at $.10 per share and expired in February 1999. These warrants were not exercised. In addition, 156,500 warrants were issued to a financial advisor as compensation for services rendered in conjunction with the private placement offering of NutraPet. These warrants were exercisable at $.125 per share, and expired In March 1999, and were also not exercised.

                          The MNI Group - Form 10K - 33

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

During 1994, an officer of MNI was issued 35,000 fully-vested options at an exercise price of $.10 per share. In addition, 15,000 previously issued options exercisable at a price of $2.00 were cancelled (see above), and 15,000 options subject to a three-year vesting and exercisable at a price of $.10 per share were issued. In addition, consultants to KNI were issued 40,000 options exercisable at $.10 per share which expire March and September 1999.

in August 1997, in conjunction with the acquisition of KOS, two shareholders were granted options to purchase 900, 000 shares of MNI's stock exercisable at $. 50 per share. These options expire on December 31, 2001. These options were recalled upon the completion of the reversal of the acquisition effective December 31, 1998.

During the fiscal year ended January 31, 1998, one of the option holders exercised options for 275,000 shares at $.10 per share. This has been reflected in the capital accounts and in the consolidated statement of stockholders' equity.

The following is a summary of the outstanding options and warrants as of January 31, 1999:

                                               Exercise
Expiration Date                                  Price        Options          Warrants
----------------------------------------------------------------------------------------
February 1, 1999 (expired unexercised)           $.10                           125,000
March 1, 1999 (expired unexercised)               .125                          156,500
March 1, 1999 (expired unexercised)               .10          50,000
March 8., 1999 (expired unexercised)              .10          24,000
September 1, 1999                                 .10          16,000
February 1, 2002                                  .10                           750,000
March 26, 2002                                    .10       1,400,000
December 1, 2002                                  .10                           750,000
                                                          -----------       -----------
                                                            1,490,000         1,781,500
                                                          -----------       -----------

7.  INCOME TAXES:

The company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109. No recognition has been made of the possible benefits of available net operating loss carryforwards due to the uncertainties that such benefits will be available to be used to offset future years, income. MNI and its subsidiaries have net operating lose carryforwards in excess of $5,000,000 which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $1,720,000 as of January 31, 1999, with a valuation allowance of an equal amount as follows:


                                            YEAR ENDED JANUARY 31,

                                        1999            1998            1997
                                     ----------     ----------      -----------
Deferred tax asset                   $1,720,000     $1,700,000      $1,600,000
Deferred tax asset reserve           (1,720,000)   ( 1,700,000)     (1,600,000)
                                     ----------     ----------      ----------
Net deferred tax asset               $       --             --      $       --
                                     ----------     ----------      ----------

                          The MNI Group - Form 10K - 34

                               THE MNI GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  Income TAXES (CONTINUED):

Net operating losses expire during various years as follows:


Years ending prior to January 31, 2006                                $4,047,800
Year  ending  January  31, 2007                                        2,932,000
Year  ending  January  31, 2008                                          486,300
Year  ending  January  31, 2009                                           31,600
Year  ending  January  31, 2010                                          310,500
Year  ending  January  31, 2011                                           16,200
Year  ending  January  31, 2012                                           16,200
Year  ending  January  31, 2018                                          232,000
                                                                      ----------
                                                                      $8,072,600
                                                                      ==========

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

9.  MAJOR CUSTOMERS:


Two customers were responsible for approximately $523,000, $540,307 and $568,200 in sales for the fiscal years ended January 31, 1999, 1998 and 1997, respectively, representing approximately 56%, 43% and 55% of total sales, respectively.

10. SUBSEQUENT EVENTS:

Subsequent to the balance sheet date, the terms of the two notes payable to PNC Bank and Fleet Bank were changed (see Note 4). In February 1999, PNC notified the company that due to insufficient cash flows and minimal balance requirements, the amount due was converted into a demand note payable. The Fleet Bank loan is in default. Payment in full has been requested by the bank.

As of the report date, the options and warrants, up to and including those expiring March 8, 1999, expired and were not exercised.

II. SEGMENTAL REPORTING:


                                 Segment Report


                           Year Ended January 31, 1999


                          Medical        Holistic   Nutrapet    Adjustment &
                          Nutrition      Products   Labs        Elimination    Consolidated
                          ---------      --------   --------    -----------    ------------
Revenues:
From unaffiliated
customers                 $ 718,200    $  87,300    $ 134,200    $ 939,700

(Loss) from
operations before
discontinued operations   ($ 25,600)   ($ 48,600)   ($ 33,100)   $  24,900      ($ 82,400)

Identifiable assets at
January 31, 1999          $ 101,600    $  12,900    $  33,700    $ 148,200


                          The MNI Group - Form 10K - 35

                               THE MNI GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

II. SEGMENTAL REPORTING (CONTINUED):

The adjustment and elimination is comprised of the recognition of the changes to amortization expense of $20,600 of goodwill (NutraPet Labs) and recognition of $4,300 of amortized income of the excess of market value over cost (NutraPet
Labs).

The company organizes its business units into three reportable segments: nutritional support products, holistic products, and animal products.

The segments' accounting policies are the same as those described in the summary of significant accounting policies. The company evaluates performance based on profit or loss from operations before interest and income taxes, and excluding nonrecurring gains and losses.

The company's reportable business segments are strategic business units that offer different products and services. Each segment is managed as a separate unit. Each segment markets to a distinct class of customers.


                          The MNI Group - Form 10K - 36

Item 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ACCOUNTING AND FINANCIAL DISCLOSURE


          None.



                          The MNI Group - Form 10K - 37

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Set forth below are the names, ages, and the position and offices held by each of the directors and executive officers of the Company.

Name                       Age               Position and Office
--------                   -----             ----------------------------------
Lawrence Burstein          57                Chairman (1) and Director
Arnold Gans                65                President
Myra Gans                  60                Executive Vice President/Director
Jeffrey Janco              42                Vice President/Operations

----------
(1) Michael J. Connelly resigned as the Company's Chairman in November 1999.

LAWRENCE BURSTEIN is and since March 1996 has been President, a director and the principal shareholder of Unity Venture Capital Associates, a private investment banking firm. He is also a director of Graphon Corp., a developer of thin-client software, CAS Medical Systems, Inc. engaged in the manufacture and marketing of disposable medical devices, T.H.Q., Inc., a developer of electronic game cartridges, Quintel Communications, Inc., a direct marketing company and ID Systems, Inc., a manufacturer of wireless tracking devices. Mr. Burstein became Chairman of MNIG in July 1999 upon the resignation of the former Chairman.

ARNOLD GANS has been President and a director of the Company since its formation in 1981. Prior thereto, Mr. Gans had been involved in the weight control market for over 25 years during which time he, among other things, developed certain appetite suppressants and anti-obesity programs. Prior to founding the Company in 1981, Mr. Gans was President of Control Drug, Inc. a private company engaged in the manufacture of nutritional protein supplements. Mr. Gans was granted patents in 1977 for method-use manufacturing for certain nutritional formula processes relating to the use of certain foods (EMF) to treat nutritional deficiency, which he has assigned to the Company.

MYRA GANS, wife of Arnold Gans, the Company's president, has been Executive Vice President of and a director of the Company since 1982. Prior to thereto, Mrs. Gans served as Vice President/Sales for Control Drug, Inc.

JEFFREY JANCO has been Vice President of Operations of the Company since December, 1988. Prior thereto, he served as Operations Manager of the Company since 1982. His present responsibilities include purchasing, inventory control and warehouse supervision.


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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules issued thereunder, the Company's executive officers and directors are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company, or written representations that no other reports were required, the Company believes that during Fiscal Year 1999, all of its executive officers and directors complied with the requirements of Section 16(a).

                          The MNI Group - Form 10K - 38

Item 11.  EXECUTIVE COMPENSATION


(a)      CASH COMPENSATION

              The following table summarizes the compensation paid in the fiscal years ended January 31, 1999, 1998 & 1997respectively, to the Company's Chief Executive Officer, being the only executive officer of the Company who received total annual salary in excess of $100,000.



                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                      ANNUAL COMPENSATION
                                                 -------------------
                                                 YEAR       SALARY
                                                 ----      ---------
Arnold Gans
    President (CEO)                              1999      $140,000
                                                 1998      $140,000
                                                 1997      $140,000

No options to acquire shares of the Company's Common Stock were granted during the fiscal year ended January 31, 1999. In October 1999, Lawrence Burstein, Chairman of the Company was awarded a total of options to purchase 300,000 shares of the Company's common stock at a price of $0.10 per share. Such options expire on November 1, 2004. Options to purchase 750,000 shares of the Company's common stock which were previously issued to Lepercq Capital Management, were transferred to Arnold and Myra Gans. Such options expire on November 1, 2004. Options to purchase 1,550,000 shares of the Company's common stock at $0.10 per share were issued in August through October 1999 to various consultants. Such options expire on November 1, 2004. In September 1999, options to purchase 335,000 shares of the Company's common stock were issued to various medical consultants. Such options expire on November 1, 2009.


                          The MNI Group - Form 10K - 39

                 AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                  NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                  UNDERLYING EXERCISED             IN-THE-MONEY OPTIONS
                  OPTIONS AT YEAR END (#)          AT FISCAL YEAR END ($)(a)
                  ---------------------------      -----------------------------
NAME              EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE

Arnold Gans         650,000                          $               $
Myra Gans           650,000                          $               $

---------
(a) None of such options were in the money at fiscal year end.


EMPLOYMENT AGREEMENTS

None of the Company's executive officers is presently a party to an employment agreement with the Company.


(b)   COMPENSATION PURSUANT TO PLANS None.

(c)   OTHER COMPENSATION None.

(d)   COMPENSATION OF DIRECTORS

        Directors receive no compensation for their services as such.

(e)   TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

        None.

                          The MNI Group - Form 10K - 40

12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's outstanding common stock beneficially owned on November 30, 1999 by (i) each person who is known by the Company to beneficially own or exercise voting or dispositive control over at least 5% of the Company's common stock, (ii) each of the Company's directors and (iii) all of the Company's executive officers and directors as a group:



NAMES AND ADDRESSES             NUMBER OF SHARES
OF BENEFICIAL OWNER             BENEFICIALLY OWNED(1)    PERCENTAGE OF CLASS(1)
-------------------             ---------------------    ----------------------

Arnold Gans                     2,399,830(2)                     .0814%
10-West Forest Avenue,
Englewood, NJ 07631

Myra Gans                       2,399,830(2)                     .0814%
10 West Forest Avenue,
Englewood, New Jersey 07631

Lawrence Burstein               2,453,833(3)                     .0833%
245 Fifth Avenue,
New York, New York 10016

All directors and executive
officers as a group
(3 persons)(2) - (3)            4,853,663(2) - (3)               .1647%


(1) Includes all shares issuable pursuant to presently exercisable options as well as all such options which will become exercisable within 60 days of the date hereof. Also includes the 20, 283,333 shares of common stock issuable upon the conversion of the Debenture. Except as otherwise indicated, all shares are beneficially owned, and their sole investment and voting power is held by the persons named herein.

(2) Includes 349,830 shares which are owned by Arnold and Myra Gans; also includes options to acquire an aggregate of 2,050,000 shares for Arnold and Myra Gans exercisable at $.10 per share through November 1, 2004.

(3) Includes 800,000 shares of common stock issuable upon the conversion of the Debentures; 1,333,333 shares issuable to Unity Venture Capital Associates Ltd.(of which Mr. Burstein is a principal shareholder, director and officer), and options to acquire 300,000 shares of common stock at $0.10 per share. Excludes 8,863 shares owned by Trinity Pension Trust, of which Mr. Burstein is a trustee and beneficiary.

                          The MNI Group - Form 10K - 41

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                          The MNI Group - Form 10K - 42

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (a)      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                  (i)      FINANCIAL STATEMENTS (included in Part 11)

                           Report of Independent Public Accountants

                           Consolidated Balance Sheets - January 31, 1999 and 1998.

                           Consolidated Statements of Operations for the years ended January 31, 1999, 1998 and 1997.

                           Consolidated Statements of Stockholders' Equity for the years ended January 31, 1999, 1998 and 1997.

                           Notes to Consolidated Financial Statements for the years ended January 31, 1999, 1998 and 1997.

(ii)     FINANCIAL STATEMENTS SCHEDULES

                           Not applicable

(b)      REPORTS ON FORM 8-K


              None.


         (c)   EXHIBITS

                  Exhibit
                  Number                    Description
                  ------                    -----------

                  22       Subsidiaries of the Company

                  27       Financial Data Schedule


                          The MNI Group - Form 10K - 43

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 22, 1999           THE MNI GROUP INC.



                                    By: /s/ ARNOLD GANS
                                    -----------------------------------
                                            Arnold Gans, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                         Date
---------                        -----                         ----


/s/ LAWRENCE BURSTEIN            Chairman and Director
-------------------------------  (Principal Executive Officer) December 22, 1999
 Lawrence Burstein


 /s/ ARNOLD GANS                 President (Principal
-------------------------------  Operating Officer and
 Arnold Gans                     Principal Accounting
                                 and Financial Officer)        December 22, 1999


 /s/ MYRA GANS                   Vice President,
-------------------------------  Secretary, and Director       December 22, 1999
 Myra Gans


                          The MNI Group - Form 10K - 45