Form 10-Q
period 1999-04-30
MNI GROUP INC
filed 2000-02-03
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 1999
                 ----------------------------------------------
                                       OR

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

                                 (201) 569-1188
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ ] NO [X].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS:

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12,13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES [ ] NO [ ].


         APPLICABLE ONLY TO CORPORATE ISSUERS:
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               4,085,709 SHARES OF COMMON STOCK AT APRIL 30, 1999.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                               THE MNI GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                APRIL 30,     JANUARY 31,
                                                                  1999           1999
                                                               -----------    -----------
Current assets:
     Cash                                                      $     4,700    $     5,000
     Accounts receivable (net of allowance)                         22,800         86,800
     Inventories                                                    45,100         40,300
     Other current assets                                            1,100          1,100
                                                               -----------    -----------

         Total current assets                                       73,700        133,200
                                                               -----------    -----------

Other assets                                                        15,000         15,000
                                                               -----------    -----------

                                                               $    88,700    $   148,200
                                                               ===========    ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                          $   113,500    $   160,500
     Accrued expenses and other liabilities                        344,500        276,800
     Notes payable                                                  86,600         84,900
     Due to officers                                               218,500        196,300
                                                               -----------    -----------

         Total current liabilities                                 763,100        718,500
                                                               -----------    -----------

Long-term debt (net of current portion)                             75,000         75,000
Excess of purchase price over basis of assets
   acquired net of amortization                                    149,800        150,900
                                                               -----------    -----------

                                                                   224,800        225,900
                                                               -----------    -----------

Stockholders' (Deficiency):
     Common stock, no par value; 10,000,000
         shares authorized; 4,085,709 shares
         issued and outstanding at April 30, and
         January 31, 1999                                        7,276,400      7,276,400

     Accumulated deficit                                        (8,175,600)    (8,072,600)
                                                               -----------    -----------

                                                                  (899,200)      (796,200)
                                                               -----------    -----------

                                                               $    88,700    $   148,200
                                                               ===========    ===========

The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        THREE MONTHS ENDED
                                                            APRIL 30,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------


Sales                                               $    90,500    $   229,400
                                                    -----------    -----------

Cost of sales and operating expenses:
     Cost of merchandise sales                           72,600        128,300
     Selling, general and administrative expenses       108,300        123,000
     Advertising expense                                    900             --
                                                    -----------    -----------


         Total cost of sales and operating expenses     181,800        251,300
                                                    -----------    -----------


Operating (loss)                                        (91,300)       (21,900)
                                                    -----------    -----------


Other (expense):
     Interest expense                                   (11,700)        (8,100)
                                                    -----------    -----------


         Total other (expense)                          (11,700)        (8,100)
                                                    -----------    -----------


(Loss) from continuing operations                      (103,000)       (30,000)
                                                    -----------    -----------


Discontinued operations:
(Loss) from discontinued operations                          --        (25,200)
                                                    -----------    -----------

 (Loss) before provision for income taxes           ($  103,000)   ($   55,200)

Provision for income taxes                                   --             --

Net (loss)                                          ($  103,000)   ($   55,200)
                                                    ===========    ===========


Basic (loss) per share from
   discontinued operations                                 $ --          ($.01)
Basic (loss) per share from
   continuing operations                                  ($.03)         ($.01)
                                                    -----------    -----------

Basic (loss) per share                                    ($.03)         ($.02)
                                                    ===========    ===========

Weighted average number of shares outstanding         4,085,709      4,685,709
                                                    ===========    ===========


The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          THREE MONTHS ENDED
                                                              APRIL 30,
                                                        ----------------------
                                                          1999          1998
                                                        ---------    ---------
Cash flows from operating activities:
     Net (loss)                                         ($103,000)   ($ 55,200)
     Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
         Depreciation and amortization                     (1,100)       1,400
         Change in operating assets and liabilities:
         (Increase) decrease in accounts receivables       64,000      (23,100)
              (Increase) in inventories                    (4,800)      (3,400)
              (Increase) decrease in prepaid expenses
                and other assets                               --       (6,800)
              Increase (decrease) in accounts payable     (47,000)      43,600
              Increase (decrease) in accrued expenses
                and other liabilities                      67,700      (10,600)
                                                        ---------    ---------
Net cash (used) by operating activities                   (24,200)     (54,100)
                                                        ---------    ---------

Cash flows from financing activities:
     Increase in notes payable                              1,700           --
     (Decrease) in notes payable                               --      (69,500)
     Increase in loans from officers                       22,200       95,600
                                                        ---------    ---------
Net cash provided by financing activities                  23,900       26,100
                                                        ---------    ---------

(Decrease) in cash                                           (300)     (28,000)

Cash at beginning of period                                 5,000       36,900
                                                        ---------    ---------

Cash at end of period                                   $   4,700    $   8,900
                                                        =========    =========

Supplemental information:
     Interest expense paid                              $   9,000    $   9,900
     Federal income tax                                        --           --


The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1999


         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 1999, and the results of its operations and cash flows for the three months ended April 30, 1999 and 1998. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 1999, which is included in its Annual Report on Form 10-K filed in December 1999. The results of operations for the period ended April 30, 1999 are not necessarily indicative of the operating results for the full year.

1.       INCOME PER SHARE:

         Income per share is computed on the weighted average number of shares outstanding. The inclusion of common stock equivalents (warrants and options) in this computation would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included elsewhere in the report. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.

The results from continuing operations exclude the results of operations of K.O.S Industries, Inc. (KOS) a former subsidiary. The Company terminated its agreement with KOS on December 31, 1998. Reference is made to the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

Comparison of Three Months Ended April 30, 1998 and 1999.

Sales for the three months ended April 30, 1999 decreased to $90,500 as compared to sales of $229,400 for the comparable period in 1998, a decrease of 60.5%. The decrease in sales was primarily due to a decrease in demand for the Company's nutritional and pet products as well as a decision by the Company to de-emphasize sales of its existing products and to concentrate its efforts on the development of a line of products specially designed for women and the creation of an internet site devoted to women's health. Cost of sales decreased from $128,300 for the three months ended April 30, 1998, or 55.9% of sales, to $72,600, or 80.2% of sales, for the comparable period in 1999. This decrease was mainly attributable to the decrease in sales, which resulted in a corresponding lowering of the cost of sales. The gross profit percentage decreased from 44% to 19.7% due to an additional one-time cost (approximately $30,000) of merchandise that was not recognized in the previous period. Selling, general and administrative expenses decreased 12% to $108,300 from $123,000 due to the Company's continuing effort to control costs and reduce overhead.

Interest expense was $11,700 for three months ended April 30, 1999 and $8,100 for the comparable period of 1998. Interest expense increased due to an increase in the rates charged by lending institutions.

For the three months ended April 30, 1999, the Company incurred an operating loss of $91,300 and a loss from continuing operations of $103,000 or ($.03) per share, as compared to an operating loss of $21,900 and a loss from continuing operations of $30,000 or ($.01) per share for the comparable period. In 1998, the Company's loss from discontinued operations of $25,200 or ($.01) per share resulted in a net loss of $55,200 as compared to a net loss of $103,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999 the Company had cash of $4,700 as compared to cash of $5,000 on January 31, 1999.

During the first quarter, the Company determined that in order to sustain its existing business operations and to successfully implement its plan of developing a line of women's products and an Internet web site devoted to women's health, it would require additional capital. No funds were raised during the quarter ended April 30, 1999. There can be no assurance that the Company will be successful in raising additional funds and if additional funds are raised, that the Company's existing business operations will improve, or that the development of the line of women's products and the website for women's health will be successful. In the event the Company is unable to raise additional funds it may be forced to discontinue its operations.

Certain statements in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of the Company to implement its new business plan;
(iii) the Company's ability to obtain new proprietary rights or to protect and retain its existing rights; (iv) the Company's dependence on single sources of supply for many of the products it offers; (v) changing conditions in the healthcare information industry; (vi) government regulatory changes; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products or the entry into the market of new competitors; (viii) the ability of the Company to obtain financing for its future capital needs; (ix) the uncertainties of litigation; (x) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this document. When used in this document, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.

                           PART II - OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K
        (a) Exhibit 27 - Financial Data Schedule
        (b) none

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE MNI GROUP INC.
                                          (registrant)

Dated: February 3, 2000
                                        By: /s/ ARNOLD GANS
                                        -------------------------------------
                                                Arnold Gans
                                                (President)