Form 10-Q
period 1999-07-31
MNI GROUP INC
filed 2000-02-03
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JULY 31, 1999
                 ----------------------------------------------
                                       OR

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

               10 WEST FOREST AVENUE, ENGLEWOOD, NEW JERSEY 07631
    --------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

               4,085,709 SHARES OF COMMON STOCK AT JULY 31, 1999.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                               THE MNI GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                 JULY 31,     JANUARY 31,
                                                                  1999           1999
                                                               -----------    -----------
Current assets:
     Cash                                                      $    10,600    $     5,000
     Accounts receivable (net of allowance)                         39,800         86,800
     Inventories                                                    42,100         40,300
     Other current assets                                            1,100          1,100
                                                               -----------    -----------

         Total current assets                                       93,600        133,200
                                                               -----------    -----------

Fixed assets (net)                                                  60,500             --
Other assets                                                        15,000         15,000
                                                               -----------    -----------

                                                               $   169,100    $   148,200
                                                               ===========    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                          $   108,200    $   160,500
     Accrued expenses and other liabilities                        326,900        276,800
     Notes payable                                                  83,100         84,900
     Due to officers                                                31,600        196,300
     Loan payable                                                  390,000             --
                                                               -----------    -----------

         Total current liabilities                                 939,800        718,500
                                                               -----------    -----------

Long-term debt (net of current portion)                             75,000         75,000
Excess of purchase price over basis of assets
   acquired net of amortization                                    148,700        150,900
                                                               -----------    -----------

                                                                   223,700        225,900
                                                               -----------    -----------

Stockholders' (Deficiency):
     Common stock, no par value;10,000,000
        shares authorized; 4,085,709 shares
         issued and outstanding at July 31, and
         January 31, 1999                                        7,276,400      7,276,400

     Accumulated deficit                                        (8,270,800)    (8,072,600)
                                                               -----------    -----------

                                                                  (994,400)      (796,200)
                                                               -----------    -----------

                                                               $   169,100    $   148,200
                                                               ===========    ===========

The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                SIX MONTHS ENDED              THREE MONTHS ENDED
                                                    JULY 31,                      JULY 31,
                                           --------------------------    --------------------------
                                              1999           1998           1999           1998
                                           -----------    -----------    -----------    -----------
Sales                                      $   217,700    $   354,500    $   127,200    $   125,100
                                           -----------    -----------    -----------    -----------

Cost of sales and operating expenses:
Cost of merchandise sales                      130,500        189,400         57,900         61,100
Selling, general and administrative
  expenses                                     259,700        245,000        151,400        122,000
Advertising expense                                900             --             --             --
                                           -----------    -----------    -----------    -----------

Total cost of sales and operating
  expenses                                     391,100        434,400        209,300        183,100
                                           -----------    -----------    -----------    -----------


Operating (loss)                              (173,400)       (79,900)       (82,100)       (58,000)


Other (expense):
Interest expense                               (24,800)       (17,400)       (13,100)        (9,300)
                                           -----------    -----------    -----------    -----------


(Loss) from continuing operations             (198,200)       (97,300)       (95,200)       (67,300)
                                           -----------    -----------    -----------    -----------


Discontinued operations:
(Loss) from discontinued operations                 --        (38,400)            --        (13,200)
                                           -----------    -----------    -----------    -----------
(Loss) before provision for income taxes      (198,200)      (135,700)       (95,200)       (80,500)

Provision for income taxes                          --             --             --             --

Net (loss)                                  ($198,200)      ($135,700)   ($   95,200)   ($   80,500)
                                           ===========    ===========    ===========     ==========


Basic (loss) per share from
   discontinued operations                       $  --          ($.01)          $ --          $  --
Basic (loss) per share from
   continuing operations                         ($.05)         ($.02)         ($.02)         ($.01)
                                           -----------    -----------    -----------    -----------
Basic (loss) per share                           ($.05)         ($.03)         ($.02)         ($.01)
                                           ===========    ===========    ===========    ===========
Weighted average number of shares
outstanding                                  4,085,709      4,685,709      4,085,709      4,685,709
                                           ===========    ===========    ===========    ===========

The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           SIX MONTHS ENDED
                                                               JULY 31,
                                                        ----------------------
                                                           1999         1998
                                                        ---------    ---------

Cash flows from operating activities:
     Net (loss)                                         ($198,200)   ($135,700)
     Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
         Depreciation and amortization                     (2,200)       2,800
         Change in operating assets and liabilities:
         (Increase) decrease in accounts receivables       47,000      (12,000)
              (Increase) in inventories                    (1,800)      (2,700)
              (Increase) decrease in prepaid expenses
                and other assets                               --      (11,300)
              Increase (decrease) in accounts payable     (52,300)      25,800
              Increase in accrued expenses
                and other liabilities                      50,100       43,200
                                                        ---------    ---------
Net cash (used) by operating activities                  (157,400)     (89,900)
                                                        ---------    ---------

Cash flows from financing activities:
     Decrease in notes payable                             (1,800)     (70,400)
     Increase (decrease) in loans from officers          (164,700)     131,000
     Increase in loans payable                            390,000           --
                                                        ---------    ---------
Net cash (used) by financing activities                   223,500       60,600
                                                        ---------    ---------

Cash flows from investing activities:
     Increase in fixed assets                             (60,500)          --
                                                        ---------    ---------
Net cash provided by investing activities                 (60,500)          --
                                                        ---------    ---------

Increase (decrease) in cash                                 5,600      (29,300)

Cash at beginning of period                                 5,000       36,900
                                                        ---------    ---------

Cash at end of period                                   $  10,600    $   7,600
                                                        =========    =========

Supplemental information:
     Interest expense paid                              $  20,800    $  21,000
     Federal income tax                                        --           --


     The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1999


         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 1999, and the results of its operations and cash flows for the six months ended July 31, 1999 and 1998. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 1999, which is included in its Annual Report on Form 10-K filed in December 1999. The results of operations for the period ended July 31, 1999 are not necessarily indicative of the operating results for the full year.

1.       INCOME PER SHARE:

         Income per share is computed on the weighted average number of shares outstanding. The inclusion of common stock equivalents (warrants and options) in this computation would be antidilutive.

2.       LOANS PAYABLE AND RELATED PARTY TRANSACTIONS:

         During the quarter ended July 31, 1999, the Company received advances of $390,000 (bearing interest at 10%) in anticipation of a private placement. Of the $390,000, a total of $137,500 was advanced by Mr. Burstein, a director of the Company and an entity of which Mr. Burstein is a shareholder, officer and director.

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

The results from continuing operations exclude the results of operations of K.O.S. Industries, Inc. (KOS) a former subsidiary. The Company terminated its agreement with KOS on December 31, 1998. Reference is made to the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

Comparison of Three Months Ended July 31, 1998 and 1999.

Sales for the three months ended July 31, 1999, were $127,200 as compared with sales of $125,100 for the comparable period in 1998, an increase of 1.7 %. Cost of sales decreased from $61,100 for the three months ended July 31, 1998, or
48.8 % of sales, to $57,900, or 45.5 % of sales, for the comparable period in 1999. Selling, general and administrative expenses increased 24% to $151,400 from $122,000 due principally to added costs associated with the further development of the line of women's products and development of a web site for women's health. For the three months ended July 31, 1999, the Company incurred an operating loss of $82,100 as compared to an operating loss of $58,000 for the comparable period in 1998. The Company incurred a loss from continuing operations of $95,200 or ($.02) per share, as compared to a loss of $67,300 or ($.01) per share for the comparable period in 1998. The Company's loss from discontinued operations in 1998 was $13,200 resulting in a net loss of $80,500 for 1998 as compared to a net loss of $95,200 in 1999.

Interest expense was $13,100 for the three months ended July 31, 1999, as compared to $9,300 during the comparable period of 1998 primarily due to interest on $390,000 of unsecured advances made during this period.

Comparison of Six Months Ended July 31, 1998 and 1999.

Sales for the six months ended July 31, 1999, were $217,700 as compared with sales of $354,500 for the comparable period in 1998, a decrease of 38.6 %. The decrease in sales was primarily due to a decrease in demand for the Company's nutritional and pet products as well as a decision by the Company to de-emphasize sales of its existing products and to concentrate its efforts on the development of a line of products specially designed for women and the creation of an internet site devoted to women's health. Cost of sales decreased from $189,400 for the six months ended July 31, 1998, or 53.4 % of sales, to $130,500, or 59.9 % of sales, for the comparable period in 1999 due to the comparable decrease in sales. Selling, general and administrative expenses increased 6% to $259,700 from $245,000. For the six months ended July 31, 1999, the Company incurred an operating loss of $173,400 as compared to an operating loss of $79,900 for the comparable period in 1998. The Company incurred a loss from continuing operations of $198,200 or ($.05) per share, as compared to a loss of $97,300 or ($.02) per share for the comparable period in 1998. The Company's loss from discontinued operations in 1998 was $38,400 resulting in a net loss of $135,700 for 1998 as compared to a net loss of $198,200 in 1999.

Interest expense was $24,800 for six months ended July 31, 1999, as compared to $17,400 during the comparable period of 1998 due to interest on $390,000 of advances to the Company.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, the Company had cash of $10,600 as compared to cash of $5,000 on January 31, 1999.

During the first quarter, the Company determined that in order to sustain its existing business operations and to successfully implement its plan of developing a line of women's products and an Internet web site devoted to women's health that additional capital would be required. During the quarter ended July 31, 1999, the Company received advances of $390,000 (bearing interest at 10%) in anticipation of a private placement. Of the $390,000, a total of $137,500 was advanced by Mr. Burstein, a director of the Company and an entity of which Mr. Burstein is a shareholder, officer and director. The funds were advanced on the same terms and conditions as the balance of the funds. There can be no assurance that the Company will be successful in raising additional funds and if additional funds are raised, that the Company's existing business operations will improve, or that the development of the line of women's products and the website for women's health will be successful. In the event the Company is unable to raise additional funds it may be forced to discontinue its operations.

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