Form 10-Q
period 1999-10-31
MNI GROUP INC
filed 2000-02-03
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 1999
                  ------------------------------------------------
                                       OR

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

              3,745,043 SHARES OF COMMON STOCK AT OCTOBER 31, 1999.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                               THE MNI GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                               OCTOBER 31,    JANUARY 31,
                                                                  1999             1999
                                                              ------------    -----------
Current assets:
     Cash and cash equivalent                                  $   504,800    $     5,000
     Accounts receivable (net of allowance)                         51,500         86,800
     Inventories                                                    62,100         40,300
     Other current assets                                            6,700          1,100
                                                               -----------    -----------

         Total current assets                                      625,100        133,200
                                                               -----------    -----------

Fixed assets (net)                                                 120,300             --
Other assets                                                        15,000         15,000
                                                               -----------    -----------

                                                               $   760,400    $   148,200
                                                               ===========    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                          $    57,300    $   160,500
     Accrued expenses and other liabilities                         89,300        276,800
     Notes payable                                                  63,700         84,900
     Due to officers                                                    --        196,300
                                                               -----------    -----------

         Total current liabilities                                 210,300        718,500
                                                               -----------    -----------

Convertible subordinated debenture payable                       1,148,700             --
Long-term debt (net of current portion)                                 --         75,000
Excess of purchase price over basis of assets
   acquired net of amortization                                    147,600        150,900
                                                               -----------    -----------

                                                                 1,296,300        225,900
                                                               -----------    -----------
Stockholders' (Deficiency):
     Common stock, no par 10,000,000 shares
     authorized; 3,745,043 shares issued
     and outstanding at October 31, 1999, and
     4,085,709 at January 31, 1999                               7,276,400      7,276,400

     Additional paid in capital                                     11,800             --
     Accumulated deficit                                        (8,012,200)    (8,072,600)
                                                               -----------    -----------

                                                                  (724,000)      (796,200)
     Less: Treasury stock at cost                                  (22,200)            --
                                                               -----------    -----------
                                                                  (746,200)      (796,200)
                                                               -----------    -----------

                                                               $   760,400    $   148,200
                                                               ===========    ===========

The accompanying notes are an integral part hereof


                               THE MNI GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                NINE MONTHS ENDED             THREE MONTHS ENDED
                                                    OCTOBER 31,                  OCTOBER 31,
                                                1999          1998           1999           1998
                                           --------------------------    --------------------------

Sales                                      $   376,500    $   625,500    $   158,800    $   271,000
                                           -----------    -----------    -----------    -----------

Cost of sales and operating expenses:
Cost of merchandise sales                      214,300        375,900         83,800        186,500
Selling, general and administrative
  expenses                                     375,800        369,300        116,100        136,200

Advertising expense                              6,400             --          5,500             --
                                           -----------    -----------    -----------    -----------
Total cost of sales and operating
  expenses                                     596,500        745,200        205,400        322,700
                                           -----------    -----------    -----------    -----------


Operating (loss)                              (220,000)      (119,700)       (46,600)       (51,700)
                                           -----------    -----------    -----------    -----------


Other income (expense):
Interest expense                               (58,900)       (28,500)       (34,100)       (11,000)
Interest income                                  1,800             --          1,800             --
Forgiveness of debt                            337,500             --        337,500             --
                                           -----------    -----------    -----------    -----------

Total income (expense)                         280,400        (28,500)       305,200        (11,000)
                                           -----------    -----------    -----------    -----------


Income (loss) from continuing operations        60,400       (148,200)       258,600        (62,700)


Discontinued operations:
(Loss) from discontinued operations                 --        (38,600)            --        (11,600)
                                           -----------    -----------    -----------    -----------

Income (loss) before provision for
   income taxes                                 60,400       (186,800)       258,600        (74,300)

Provision for income taxes                          --             --             --             --
                                           -----------    -----------    -----------    -----------

Net income (loss)                          $    60,400   ($   186,800    $   258,600    ($   74,300)
                                           ===========    ===========    ===========    ===========


Basic (loss) per share from
   discontinued operations                 $        --    ($      .01)   $        --    $        --
Basic income (loss) per share from
   continuing operations                   $       .02    ($      .03)   $       .07    ($      .01)
                                           -----------    -----------    -----------    -----------
Basic income (loss) per share              $       .02    ($      .04)   $       .07    ($      .01)
                                           ===========    ===========    ===========    ===========
Weighted average number of shares
outstanding                                  3,960,906      4,685,709      3,712,672      4,685,709
                                           ===========    ===========    ===========    ===========

The accompanying notes are an integral part hereof.


                               THE MNI GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)



                                         NINE MONTHS ENDED          THREE MONTHS ENDED
                                            OCTOBER 31,                 OCTOBER 31,
                                     -------------------------   -------------------------
                                          1999          1998          1999         1998
                                     -------------   ---------   -------------   ---------

Diluted earnings per share:

Income per share from discontinued
   operation                         $          --   $      --   $          --   $      --

Income per share from continuing
   operations                                  .01          --             .05          --
                                     -------------   ---------   -------------   ---------

Income per share                     $         .01   $      --   $         .05   $      --
                                     =============   =========   =============   =========

Weighted average number of shares
   outstanding assume
     full dilution                       5,479,639          --       5,670,502          --
                                     =============   =========   =============   =========


The accompanying notes are an integral part hereof.


                               THE MNI GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              NINE MONTHS ENDED
                                                                 OCTOBER 31,
                                                        --------------------------
                                                            1999           1998
                                                        -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                  $    60,400    ($  186,800)
     Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
         Depreciation and amortization                       (3,300)         4,200
         Change in operating assets and liabilities:
         (Increase) decrease in accounts receivables         35,300        (16,800)
              (Increase) decrease in inventories            (21,800)         2,800
              (Increase) decrease in prepaid expenses
                and other assets                             (5,600)           500
              Increase (decrease) in accounts payable      (103,200)        59,100
              Increase in accrued expenses
                and other liabilities                      (187,500)        79,800
                                                        -----------    -----------
Net cash (used) by operating activities                    (225,700)       (57,200)
                                                        -----------    -----------

Cash flows from financing activities:
     (Decrease) in long-term debt                           (75,000)            --
     (Decrease) in notes payable                            (21,200)       (72,200)
     Increase (decrease) in loans from officers            (196,300)       122,900
     Convertible subordinated debenture                   1,148,700             --
     Purchase of treasury shares                           (100,000)            --
     Sale of treasury shares                                 89,600             --
                                                        -----------    -----------
     Net cash provided by financing activities              845,800         50,700
                                                        -----------    -----------

Cash flows from investing activities:
     Increase in fixed assets                              (120,300)            --
                                                        -----------    -----------
Net cash provided by investing activities                  (120,300)            --
                                                        -----------    -----------

Increase (decrease) in cash                                 499,800         (6,500)

Cash at beginning of period                                   5,000         36,900
                                                        -----------    -----------

Cash at end of period                                   $   504,800    $    30,400
                                                        ===========    ===========

Supplemental information:
     Interest expense paid                              $    38,650    $    28,500
     Federal income tax                                          --             --


               The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999





         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 1999, and the results of its operations and cash flows for the nine months ended October 31, 1999 and 1998. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 1999, which is included in its Annual Report on Form 10-K filed in December 31, 1999. The results of operations for the period ended October 31, 1999 are not necessarily indicative of the operating results for the full year.


1.       INCOME PER SHARE

         Income per share is computed on the weighted average number of shares outstanding. Where inclusion of common stock equivalents (warrants and options) would be antidilutive, they have not been included.


2.       CONVERTIBLE   SUBORDINATED   DEBENTURE   PAYABLE  AND   RELATED   PARTY
         TRANSACTIONS

         During the quarter ended October 31, 1999 the Company raised a total of $1,148,700 in connection with a private placement of 10% Convertible Subordinated Debentures convertible at $.075 per share (including $390,000 of unsecured advances received during the second quarter which were converted into 10% Convertible Subordinated Debentures). Mr. Burstein, a Director and Chairman of the Company, and an entity of which Mr. Burstein is a shareholder, officer and director have acquired $137,500 principle amount of the 10% Convertible Subordinated Debentures. The 10% Convertible Subordinated Debentures are due on the earlier of October 15, 2000 or upon the completion of a secondary financing. The Convertible Subordinated Debentures will automatically convert into common stock at such time as the Company amends its Certificate of Incorporation to increase the authorized number of shares (now 10,000,000) to an amount sufficient to permit the conversion of the Debentures.

                               THE MNI GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999



3.       FORGIVENESS OF DEBT

         In August 1999, the former chairman of the Company and LePercq Capital Management Inc. and its affiliated companies agreed to the return of 1,536,030 shares of the Company's common stock; the forgiveness of $165,000 in common consulting fees payable to LePercq; and the forgiveness of a $75,000 note with accrued interest in the amount of approximately $22,100 in exchange for $100,000. Of the shares reacquired from the former chairman and LePercq Capital Management, 1,261,030 of these shares were resold for consideration of $89,600, the same price at which the Company, acquired the shares. Arnold Gans and Myra Gans, officers and directors of the Company agreed to forgive accrued salaries due them in the amount of approximately $75,000.


4.       OPTION ISSUANCE

         The Company issued options to purchase 1,450,000 shares of stock to various consultants of the Company; options to purchase 300,000 shares of stock to Mr. Burstein, Chairman and a director of the Company and 100,000 options to an employee. All of these options are exercisable at $.10 per share and expire in November 2004.

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

Comparison of Three Months Ended October 31, 1998 and 1999.

Sales for the three months ended October 31, 1999 were $158,800 as compared with sales of $271,000 for the comparable period in 1998, a decrease of 41.4%. Cost of sales decreased from $186,500 for the three months ended October 31, 1998, or 68.8% of sales, to $83,800, or 52.8% of sales, for the comparable period in 1999. Selling, general and administrative expenses decreased 14.8% to $116,100 from $136,200. The decline in sales was due principally to the Company's decision to de-emphasize sales of its existing products and focus its efforts on the development of its women's line of products as well as the creation of an internet site devoted to women's health. For the three months ended October 31, 1999, the Company incurred an operating loss of $46,600 as compared to an operating loss of $51,700 for the comparable period in 1998. The Company had income from continuing operations of $258,600 or $.07 per share, as compared to a loss of $62,700 or ($.01) per share for the comparable period in 1998. The Company's loss from discontinued operations in 1998 was $11,600 resulting in a net loss of $74,300 for 1998 as compared to net income of $258,600 in 1999. The net income from continuing operations for the three months ended October 31, 1999 reflects the forgiveness of debt in the aggregate amount of $337,500. (See
Note 3 - to notes to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)

Interest expense was $34,100 and interest income was $1,800 for the three months ended October 31, 1999, as compared to interest expense of $11,000 during the comparable period of 1998 primarily due to interest on the $1,148,700 principal amount of 10% Convertible Subordinated Debentures outstanding.

Comparison of Nine Months Ended October 31, 1998 and 1999.

Sales for the nine months ended October 31, 1999 were $376,500 as compared with sales of $625,500 for the comparable period in 1998, a decrease of 39.8 %. The decrease was primarily due to a decision by the Company to de-emphasize sales of its existing products and to concentrate its efforts on the development of a line of products specially designed for women and the creation of an internet site devoted to women's health. Cost of sales decreased from $375,900 for the nine months ended October 31, 1998, or 60.1% of sales, to $214,300, or 56.9% of sales, for the comparable period in 1999 due to the comparable decrease in sales. Selling, general and administrative expenses increased 1.8% to $375,800 from $369,300. For the nine months ended October 31, 1999, the Company incurred an operating loss of $220,000 as compared to an operating loss of $119,700 for the comparable period in 1998. The Company incurred income from continuing operations of $60,400 or $.02 per share, as compared to a loss of $148,200 or ($.03) per share for the comparable period in 1998. The Company's loss from discontinued operations in 1998 was $38,600 resulting in a net loss of $186,800 for 1998 as compared to net income of $60,400 in 1999. The net income from continuing operations for the nine months ended October 31, 1999 reflects the forgiveness of debt in the aggregate amount of $337,500. (See Note 3 - to notes to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)

Interest expense was $58,900 and interest income was $1,800 for the nine months ended October 31, 1999, as compared to interest expense of $28,500 during the comparable period of 1998 due to interest on $1,148,700 principal amount of 10% Convertible Subordinated Debentures outstanding during this period.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1999, the Company had cash of $504,800 as compared to cash of $5,000 on January 31, 1999.

During the first quarter of 1999, the Company determined that in order to sustain its existing business operations and to successfully implement its plan of developing a line of women's products and an Internet web site devoted to women's health that additional capital would be required. During the quarter ended October 31, 1999, the Company completed the private placement of $1,148,700 principal amount of 10% Convertible Subordinated Debentures,
(including $390,000 of unsecured advances received during the second quarter which were converted into 10% Convertible Subordinated Debentures). The Convertible Subordinated Debentures are convertible into shares of common stock at $.075 per share and the holders of the Convertible Subordinated Debentures must automatically convert their debentures at such time as the Company shall amend its certificate of incorporation to increase the authorized number of shares (now 10,000,000) to an amount sufficient to permit the conversion of the debentures. See Note 2 - to notes to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. There can be no assurance that the funds raised by the Company to date will be sufficient to fund the Company's operations, that if additional funds are required that the Company will be successful in raising such funds and that if additional funds are raised, that the Company's existing business operations will improve, or that the development of the line of women's products and the website for women's health will be successful.

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

                                             THE MNI GROUP INC.
                                             (registrant)

Dated: February 3, 2000
                                             By: /s/ ARNOLD GANS
                                             -----------------------------------
                                                     Arnold Gans
                                                     (President)