Form 10-K
period 2000-01-31
MNI GROUP INC
filed 2000-04-28
CIK 722617

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: JANUARY 31, 2000
                                             ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18349
                         ------------------------------

                               THE MNI GROUP INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEW JERSEY                           22-2383025
         -------------------------------            ------------------
         (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

               10 WEST FOREST AVENUE, ENGLEWOOD, NEW JERSEY 07631
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. [ ]

The number of shares outstanding of the Registrant's common stock is 4,110,709 (as of 4/24/00) The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $2,818,597 (as of 4/24/00).

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                               -------------------

                                Table of Contents




                                      10-K

 PART I .................................................................    3
 Item 1 .................................................................    3
 Item 2 .................................................................   15
 Item 3 .................................................................   15
 Item 4 .................................................................   15

 PART II ................................................................   16
 Item 5 .................................................................   16
 Item 6 .................................................................   16
 Item 7 .................................................................   17
 Item 8 .................................................................   24
 Item 9 .................................................................   37

 PART III ...............................................................   37
 Item 10 ................................................................   37
 Item 11 ................................................................   38
 Item 12 ................................................................   40
 Item 13 ................................................................   41
 PART IV ................................................................   42
 Item 14 ................................................................   42
 Exhibit List ...........................................................   42

                                     PART I

Item 1.  BUSINESS


GENERAL DEVELOPMENT OF BUSINESS-INTRODUCTION

The MNI Group Inc. ("The Company") has primarily been engaged in the development and distribution of nutritional and health products for humans and pets. During the past fiscal year, while conducting its existing business, the Company elected to focus its efforts on the development of a proprietary brand of specially formulated phyto-estrogen and micronutrient nutritional supplements targeting the various life cycles experienced by women and based on current nutritional knowledge. The Company also began development of a woman's internet site "womenshealthnetwork.com" which is intended to provide comprehensive health care information for women on a broad range of conditions.

The Company's strategy is to provide comprehensive healthcare information on a variety of conditions important to women to help them evaluate their health choices. As part of this overall strategy, the Company intends to sell its proprietary line of nutritional supplements as well as other complementary products and services on its web site. The Company believes its strategy is consistent with certain trends that are emerging with respect to women's health.

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

o The Company believes that women are seeking an on-line forum where they can find credible information and purchase products that address their individual needs. The Company is designing its Internet site to include, among other components, hosted chat rooms (monitored by members of its Medical Advisory Board).

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

Sales in the vitamin/supplement market in which the Company's products compete totaled approximately $14.68 billion in 1999(Nutrition Business Journal), and is experiencing a double digit annual growth rate, (N/Sight, The Hartman Group; Winter 1998-9.). The Company believes the growth in the nutritional supplement market is driven by several factors, including (i) the general public's heightened awareness and understanding of the connection between diet and health, (ii) the aging population, particularly the baby-boomer generation, which is more likely to consume nutritional supplements, (iii) product introduction in response to new scientific research and (iv) the nationwide trend toward preventive medicine.

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

The Company intends to target this market through trade shows, and by creating alliances with institutions/hospitals that are either engaged in using NPs as primary care providers or have on-site facilities specifically engaged in dealing with woman's health issues. In this market, the Company intends to sell its products under the brand name FemChoice(TM). The Company's strategy is to build brand name recognition and become recognized for delivering the broadest line of quality products for women. There are two organizations that serve as trade associations for NP's (American Nurse Practitioners and Nurse Practitioners for Woman's Health). Each of these associations has a trade monthly magazine with an aggregate of approximately 60,000 monthly subscribers. The Company intends to promote its products through these publications with particular emphasis on creating brand name recognition as well as promoting its Internet site. The Company also has hired an NP whose primary job will be to market the Company's line of products to the NPs. Initially the NP will focus on NPs with practices in the NY/NJ metropolitan area. In addition, the Company will participate in industry trade shows.

PHYSICIANS (OB/GYNS)

The Company believes that many women now use OB/GYNs as their primary care physician and that as the OB/GYNs role expands its focus on women's overall health, they will begin to recommend nutritional supplements to their patients, In view of the fact that approximately 54% of approximately 57 million U.S. (women between the ages of 35 and 69) are regularly visiting an OB/GYN the Company believes targeting the OB/GYN offers significant potential. As of April 4, 2000, in the United States and its protectorates, there were approximately 40,000

OB/GYNs of which 23,500 are Board certified (WWW.ACOG.ORG, source: American Physician Characteristics and Distribution in the US 2000-2001). Initially the Company will market to the OB/GYNs through trade shows and trade journals.

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

OVERALL INTERNET BUSINESS STRATEGY

The Company's internet business strategy incorporates the following key elements:

o Establish the womenshealthnetwork.com brand so that consumers associate trustworthiness and credibility with our company (The Company also has obtained the domain name for womenshealth.com in SPANISH "SaludDeMujer");

o Provide consumers with high quality peer reviewed healthcare information to attract users to womenshealthnetwork.com and promote their loyalty to the website;

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

o User-friendly site, Internet sites are frequently designed with sophisticated users and state of the art equipment in mind. womenshealthnetwork.com will be designed for the lowest common denominator both in machines and in expertise;

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

o        Personal tracking will build a targeted e-mail database;

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

PRODUCTS

The Company has developed a total of 31 products (described below) to be offered under its branded FEM CHOICE((TM)) label.

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

5. CHOLESTEROL CONTROL FORMULA (CAPSULE) Contains all the ingredients that work together in the body to help maintain a healthy cholesterol level and keep the heart strong and healthy.

6. WILD MEXICAN YAM EXTRACT (CAPSULE) Contains progesterone like components making it useful for helping with PMS and menopause.

7. CANDIDA CARE (CAPSULE) This revolutionary formula contains the most researched, cutting-edge ingredients to provide nutritional support for yeast control

8. GENINSTEIN 1000 MG (TABLET) Standardized soy Isoflavonoid extract. A nutrient dense "Phytohormone" (Plant Estrogens) that may be helpful in menopausal symptoms.

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

11. SUPER FOLIC ACID (CAPSULE) 800 mcg of Folacin, a heart healthy supplement for women and a positive aid during menopause when women are less efficient in absorbing nutrients.

12. INNER BEAUTY FOR HAIR, NAILS AND SKIN (TABLET) Nourishes, strengthens, and supplies the nutrients needed for healthy lustrous hair, glowing skin, and shiny nails.

13. SUPER PRIMROSE OIL (CAPSULE) Three (3) times the G.L.A. content of regular Evening Primrose Oil: 1300 mg/135 mg G.L.A.

14. PRO-GREENS (POWDER) An advanced Probiotic whole food, multi-nutrient, concentrated powder.

15-17. THE HEALTHY NUT (SNACK) SALTED, UNSALTED AND HONEY ROASTED FLAVORS (three flavors). A natural snack high in protein and phytonutrients.

18. KAVA KAVA (CAPSULE) Eases tension, relaxes muscles and helps contribute to a good night's sleep.

19. Huperzine A Complex contains an ingredient being tested in clinical trials in the United States for the treatment of memory loss associated with aging.

20.      PHYTO-TONIC (LIQUID) A true health formula dietary supplement.

21. NATURAL PLANT ESTROGENS (TABLETS) The natural way to help women who have an estrogen imbalance.

22. SUPER EPA (SOFTGEL)Omega 3 fatty acids consisting of Eicosapentaenoic Acid (EPA) and Docosahexaenoic Acid (DHA) provide benefits for the heart and circulatory system.

23. OLIVE LEAF EXTRACT (CAPSULE) is similar in molecular configuration to well-established antioxidants such as the bioflavonoids, grape seed compounds, pycnogenol, soy isoflavones and green tea catechins.

24. COLON ENHANCER (CAPSULE) contains natural, gentle fibers that help keep the entire gastrointestinal system functioning smoothly, while promoting the growth of helpful bacteria in the intestines.

25. BLACK CURRANT SEED OIL (SOFTGEL) A comprehensive source of Omega 3 and Omega 6 (Essential Fatty acids). Important in the production of prostaglandins.

26. CELLU-SHRINK (CAPSULE) is made from plant extracts and other dietary supplements. Works below the surface, where cellulite occurs.

27.      ESSENTIAL OILS (SOFTGEL) Provides Omega 3, 6 and 9 Essential Fatty
         Acids.

28. FEVERFEW (CAPSULE) Feverfew is derived from the Latin term for "chase away fevers." Provides anti-inflammatory properties.

29. COLLAGEN PLUS (LIQUID) nutritionally supports body structure and provides energy. Enhances lean body mass.

30. DONG QUAI (CAPSULE) Often called the "female ginseng", Dong Quai is an all-purpose herb used for a wide range of female complaints. This herb has been popular for centuries for its ability to invigorate and revitalize the body.

31. USRDA CALCIUM 1200 (WAFERS) A delicious chewable wafer flavored with malted milk. Provides the calcium necessary to prevent bone loss in women.


OTHER PRODUCTS

The Company is seeking to create alliances with other companies for the purpose of broadening the number of products that can be purchased at its website. The products/services to be offered will be consistent with the Company's strategy of providing women with quality information. For example, the Company will produce a module on its web site to represent a company which offers a medical intervention weight reduction program. The Company will share (on an agreed basis) a percentage of the revenues from sales of these products on its site. The percentage will be determined shortly.

There is no assurance that the Company will be able to successfully negotiate agreements with other providers of products/services or that if agreements are entered into, revenues from such agreements will be generated.


MEDICAL ADVISORY BOARD

As part of the Company's strategy to create brand awareness of its site, and develop a reputation for quality healthcare information, it has formed a Medical Advisory Board consisting of:

         Marianne J. Legato, M.D.,F.A.C.P., Chairperson is Professor of Clinical Medicine at Columbia University's College of Physicians and Surgeons and founder and Director of the Partnership for Women's health at Columbia. She is one of the nation's leading advocates for women's health. She was a charter member of the Advisory Committee of the Office of Research on Women's Health of the National Institutes of Health (NIH) and is co-chair of that Office's Task Force on Research on Women's Health for the 21st Century. She also chaired the Sixth Annual Congress on Women's Health in Washington. D.C., in 1998.

         She has served on NIH cardiovascular study sections and the basic science council of the American Heart Association. She was a director of the American Heart Association's New York Affiliate as well as a trustee of the New York Academy of Medicine. She is the founder and editor-in-chief of the new medical journal, Journal of Gender Specific Medicine.

         Among her recent publications are Gender-Specific Physiology: How Real Is It? How Important Is It? International Journal of Fertility 42(1):
         19-29, 1997; Gender-Specific Aspects of Obesity, International Journal of Fertility 42 (3): 184-197, 1997; Women's Perceptions of Their General Health, with Special Reference to Their Risk of Coronary Artery
         Disease: Results of a National Telephone Survey, Journal of Women's Health 6 (2): 189-198, 1997; Cardiovascular Disease in Women:
         Gender-Specific Aspects of Hypertension and the Consequences of Treatment, Journal of Women's Health 7(2):199-209, 1998; Women's
         Health: Not for Women Only, International Journal of Fertility 43 (2):
         65-72, 1998.

         Her groundbreaking work on women's health has led to several awards. Her book, The Female Heart: The Truth About Women and Heart Disease, won the Blakeslee Award of the American Heart Association. The most recent awards include being named as a "Health Hero" by American Health for Women and as "The Woman That Makes a Difference" by the New Your Women's Medical Association for 1997.

         She is the author of Gender-Specific Aspects of Human Biology for Practicing Physicians (Future); What Women Need to Know: From Headaches to Heart Disease and Everything in Between (Simon & Schuster); and The Female Heart: The Truth About Women and Heart Disease (Simon & Schuster). She serves on the editorial boards of Cardiovascular Risk Factors, The Journal of Women's Health, Medicine and Behavior, and Prevention Magazine. She is the health advisor to The Ladies' Home Journal, and More magazines.

WENDY KLEIN, MD, FACP
         Program Director of  the Dept. of Internal Medicine
                  Women's Health Residency Track.
         Associate Professor of Internal Medicine & OB/GYN Virginia Commonwealth
                  University, Richmond VA.

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

ALEXIS FITZSIMMONS, R. N.-C., B.S.N., M.S.N., W.H.N.P.
         Director, Women's Outpatient Center, Holy Name Hospital, Teaneck, NJ

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

The Company selected the members of the Advisory Board to take advantage of the professional's extensive experience in dealing with various women's health issues. Each of the members of the Medical Advisory Board have executed a letter agreement with the Company pursuant to which they agree to serve on the Medical Advisory board. As an inducement to each of the members of the Board other than Dr. Legato, they have received option grants totaling between 10,000 and 150,000 options.

In connection with her agreement to become Chairperson of the Company's Medical Advisory Board effective March 24, 2000, Dr. Legato will be paid $250,000 over the three year term of the agreement. In addition, the Company granted Dr. Legato and her assignee options to purchase a total of 3,985,000 shares of common stock of the Company at an exercise price of $0.875 per share. The options have a term of five years and vested 20% upon grant, with an additional 20% vesting on each six month anniversary of the date of grant (with accelerated vesting in the event of a sale of the Company), subject to Dr. Legato's continued performance under the consulting agreement during the vesting period with respect to the unvested portion of the options, except as provided in the consulting agreement. The Company has agreed to register the shares underlying the options granted to Dr. Legato under the Securities Act of 1933, as amended, on a Form S-8 Registration Statement. Pursuant to Dr. Legato's consulting agreement with the Company, options to purchase an additional 515,000 shares of common stock of the Company, on substantially the same terms as Dr. Legato's options, were granted to the Department of Medicine at Columbia University College of Physicians and Surgeons and to certain persons who will assist Dr. Legato in the performance of her duties under the consulting agreement.

PRINCIPAL CUSTOMERS

One customer, Life Plus International, was responsible for approximately $75,800 in sales for the year ended January 31, 2000, representing approximately 17% of total sales. For the year ended January 31, 1999, two customers were responsible for $523,000; Life Plus International for approximately $291,000 representing approximately 31% of total sales and Family Health Network for approximately $232,000 representing approximately 25% of total sales and in the year ended January 31, 1998, two customers were responsible for approximately $540,300 in sales, Life Plus International for approximately $400,000 representing approximately 43% of total sales and Equinox International for approximately $140,000, representing approximately 15% of total sales.

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

PATENTS. The Company owns four issued patents for its collagen Hydrolysate product. These are for (1) METHOD OF PROVIDING HIGH-PROTEIN NUTRITION BY THE ORAL ADMINISTRATION OF A PREDIGESTED PROTEIN COMPOSITION, (2) METHOD OF COMPOSITION FOR PREVENTING NUTRITIONAL DEFICIENCY, (3) METHOD OF TREATING NUTRITIONAL DEFICIENCY DURING CARDIAC CACHEXIA, DIABETES, HYPOGLYCEMIA, GASTROENTEROLOGY, LIPID, CELL GLYCOGEN AND KERATIN RELATED SKIN CONDITIONS AND ALCOHOLISM, and (4) METHOD OF TREATING OBESITY BY THE ORAL ADMINISTRATION OF A PREDIGESTED PROTEIN COMPOSITION. Some of the products that the Company offers incorporate patented technology owned by others, but most of the Company's products are not protected by patents.

COPYRIGHTS. The Company has applied for copyright registration for the Womens Health Network.com logo and the FemChoice brand. Proof of use has been filed and the Company awaits final approval.

TRADEMARKS AND DOMAIN NAMES. The Company owns the FemChoice and womenshealthnetwork.com, womanshealthnetwork.com, femchoice.com, whnnetwork.com, menshealthnetwork.com, kidshealthnetwork.com, genderhealth.net, gendermed.com, gendermed.net, genderspecificmed.com, genderspecificmed.net and saluddemujer.com. domain names. The Company has registered the .cc for several of these names. The .cc is a new domain name extension.

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


TECHNOLOGY

The Company will rely upon third parties for its hardware and software. It is the Company's intention to employ existing software to manage its proposed e-commerce business. Effective March 29, 2000, the Company entered into two agreements with New Light Productions in Hawthorne, New York. Pursuant to the agreements, New Light will develop the web site and thereafter manage the site for the Company. The development agreement calls for development of the web site at a cost of $215,625.00 payable in four installments as follows: 25% ($53,906) due upon work commencement; 25% ($53,906) due upon acceptance of design document; 25% ($53,906) due upon acceptance of a working version of the site; and 25%($53,906) due upon final acceptance of the site and related deliverables. Management anticipates that the site will be operational by June 30, 2000. Pursuant to the hosting agreement, New Light will host the site for one year for a fee of $4590 payable as follows: $450 per month less a 15% discount.


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


EMPLOYEES

The Company presently has 5 employees. To support future anticipated growth, the Company expects to hire additional employees, especially in the area of sales and marketing.


RECENT DEVELOPMENT

In November 1999, the Company completed a private placement for the principal amount of $1,521,250 of 10% Convertible Debentures ("Debentures") due October 1, 2000. Under the terms of the Debentures, the principal dollar amount is convertible by the holders at $.075 per share. The Debentures must be converted upon the Company amending its Certificate of Incorporation to increase its authorized capitalization to not less than 35,000,000 shares of Common Stock. The funds received by the Company will be adequate to conduct operations over the next 12 months, however, in order to fully implement the Company's strategy, the Company intends to seek additional capital in the second quarter of 2000. There can be no assurance the Company will be successful.


PREVIOUS BUSINESS OPERATIONS

During the fiscal year ending January 31, 2000, the revenues generated by the Company resulted from the sale of existing products, including pet products, home remedy products and nutritional supplements.

Commencing in the first quarter of 2000, the Company intends to focus on the sale of its new line of branded products FemChoice(TM) although it will continue to sell its other products if ordered. The Company does not intend to aggressively market its preexisting products.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                           Inapplicable.

Item 2.  PROPERTIES

The principal executive offices of the Company are located at 10 West Forest Avenue, Englewood, New Jersey 07631, where it occupies approximately 7,500 square feet at an annual rental of $60,000 under a lease which expired in December 1999. The Company has renewed the lease for a period of five years commencing January 1, 2000. The annual rent for the initial three years is $65,625 and for the fourth and fifth year of the lease is $67,500.

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

Item 3.  LEGAL PROCEEDINGS

                  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2000.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's Common Stock is currently traded over NASDAQ's Electronic Bulletin Board. Information as to the range of high and low bid quotations for the Company's Common Stock, for the periods indicated, as furnished by national Quotation Bureau incorporated, is set forth below:

                                                       BID
                                    -----------------------------------------
THREE MONTHS ENDED                   HIGH                                LOW

January 31, 1998                    .3125                               .3125
April 30, 1998                        .40                                 .20
July 31, 1998                         .19                                .125
October 31, 1998                      .09                                .062
January 31, 1999                     .062                                .062
April 30, 1999                        .03                                 .03
July 31, 1999                         .07                                 .07
October 31, 1999                      .25                                 .25
January 31, 2000                    1.062                               1.062


The above bid quotations represent prices between dealers and do not include actual retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         (b) As of March 31,2000, there were approximately 75 record holders of the Company's Common Stock.

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

STATEMENTS OF OPERATIONS DATA:

                                                                       YEAR ENDED JANUARY 31,
                                              -------------------------------------------------------------------------
                                                 2000           1999            1998            1997           1996
                                              -----------    -----------    -----------     ------------   ------------
Sales                                         $   443,200    $   939,700    $   932,900      1,032,900       1,320,500
Cost of sales and operating expenses            1,086,800        982,000      1,091,400      1,028,700       1,294,200
Operating (loss) income                          (643,600)       (42,300)      (158,500)         4,200          26,300
Other (expense)                                   (85,700)       (40,100)       (22,600)       (20,400)        (21,000)
(Loss) income from continuing operations         (729,300)       (82,400)      (181,100)       (16,200)          5,300
Income (loss) from discontinued operations             --         15,700        (25,500)            --              --
Extraordinary items                               485,100             --             --             --              --
Net (loss) income                                (244,200)       (66,700)      (206,600)       (16,200)          5,300

Basic Earnings Per share data:
        (Loss) from continuing operations          ($0.18)        ($0.02)        ($0.05)            --              --
        (Loss) from discontinued operations            --             --          (0.01)            --              --
        Extraordinary items                          0.12             --             --             --              --
        Net (Loss)                                  (0.06)         (0.01)         (0.05)            --              --

BALANCE SHEET DATA:

                                                                      YEAR ENDED JANUARY 31,
                                              ---------------------------------------------------------------------
                                                 2000           1999            1998         1997           1996
                                              -----------    -----------    -----------   ----------    -----------
Working capital(deficiency)                   $(1,038,300)   $  (585,300)   $  (564,100)   (295,500)     (254,000)
Total assets                                      795,100        148,200        667,000     230,600       258,000
Long-term debt                                         --         75,000         75,000     113,700       146,400
Stockholders' deficit                          (1,013,300)      (796,200)      (429,500)   (550,400)     (544,200)

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                JANUARY 31, 2000


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

    2000 - 1999

The results from continuing operations exclude the results of operations of K.O.S. Industries, Inc. (KOS) a former subsidiary. The Company terminated its agreement with KOS on December 31, 1998.

Sales for the year ended January 31, 2000 were $443,200 as compared with sales of $939,700 for the year ended January 31, 1999, a decrease of 52.8%. Cost of sales decreased from $527,700 for the year ended January 31, 1999, or 56.2% of sales, to $267,600, or 60.4% of sales, for the year ended January 31, 2000. Selling, general and administrative expenses increased 42.5% to $645,600 from $453,200. This was due to an increase in legal fees of approximately $50,000; cost associated with the issuance of the 10% Convertible Subordinated Debentures of approximately $26,000; an increase in travel, promotion and trade show expenses of approximately $27,000 and costs related to the introduction of new products of approximately $39,000. In addition, the Company incurred a general increase in salaries, rent and other operating costs of approximately $50,400. The decline in sales was due principally to the Company's decision to de-emphasize sales of its existing products and focus its efforts on the development of its women's line of products as well as the creation of an internet site devoted to women's health. The Company has expended $167,200 towards such development. For the year ended January 31, 2000, the Company incurred an operating loss of $643,600 as compared to an operating loss of $42,300 for the year ended January 31, 1999. The Company had a loss from continuing operations of $729,300 or ($.18) per share, as compared to a loss of $82,400 or ($.02) per share for the year ended January 31, 1999. The Company's gain from discontinued operations in 1999 was $15,700 resulting in a net loss of $66,700 for 1999 as compared to a net loss of $244,200 in 2000. The net loss for the year ended January 31, 2000 reflects the forgiveness of debt in the aggregate amount of $337,500 and the extinguishment of the minority interest of $147,600. (See Note 10 - to notes to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) Interest expense was $94,700 and interest income was $9,000 for the year ended January 31, 2000, as compared to interest expense of $40,100 during the comparable period of 1999 primarily due to interest on the $1,521,250 principal amount of 10% Convertible Subordinated Debentures outstanding.

    1999 - 1998

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2000, the Company had cash of $649,700 as compared to cash of $5,000 on January 31, 1999. During the first quarter of 1999, the Company determined that in order to sustain its existing business operations and to successfully implement its plan of developing a line of women's products and an Internet web site devoted to women's health that additional capital would be required. During the year ended January 31, 2000, the Company completed the private placement of $1,521,250 principal amount of 10% Convertible Subordinated Debentures (including $390,000 of unsecured advances received during the second quarter which were converted into 10% Convertible Subordinated Debentures). The Convertible Subordinated Debentures are convertible into shares of common stock at $.075 per share and the holders of the Convertible Subordinated Debentures must automatically convert their debentures at such time as the Company amends its certificate of incorporation to increase its authorized common stock (now 10,000,000) to an amount sufficient to permit the conversion of the debentures. See Note 4 to notes to CONSOLIDATED FINANCIAL STATEMENTS. The Company will require additional funds to complete the launch of its internet site and commence marketing of its line of women's products. There can be no assurance the Company will be successful in raising such funds and that if additional funds are raised, that the Company's existing business operations will improve, or that the development of the line of women's products and the website for women's health will be successful. The inability to raise additional funds will materially effect the future business operations of the Company.

THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM

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

         THE COMPANY MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS NOT COVERED BY INSURANCE THAT WOULD HARM ITS BUSINESS.

The Company may be exposed to product liability claims. Although the Company believes that it currently carries and intends to maintain a comprehensive multi peril liability package, the Company cannot guarantee that this insurance will be sufficient to cover all possible liabilities. A successful suit against the Company could have an adverse effect on its business and financial condition if the amounts involved are material.

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

There has been a very limited public market for the Company's common stock, and the Company does not know whether investor interest in the Company will lead to the development of a more active trading market. The market prices and trading volumes for securities of emerging companies, such as the Company, historically have been highly volatile and have experienced significant fluctuations both related and unrelated to the operating performance of those companies. The price of the Company's common stock may fluctuate widely, depending on many factors, including factors that may cause the Company's quarterly operating results to fluctuate as well as market expectations and other factors beyond the Company's control. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against that company by some of its stockholders. This type of litigation, if instituted against the Company, could result in substantial costs and a diversion of management's attention and resources, which could materially and adversely affect the Company's results of operations and financial condition.

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

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
The MNI Group Inc.

         We have audited the accompanying consolidated balance sheet of The MNI Group Inc. as of January 31, 2000 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The MNI Group Inc. as of January 31, 1999 and 1998, were audited by other auditors whose report dated May 6, 1999, on those statements included an explanatory paragraph that described the uncertainty of the Company's ability to continue as a going concern.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The MNI Group Inc. as of January 31, 2000, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations, a decline in revenue and net capital deficiencies that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments relating to the recoverability or reclassification of any asset or liability that might result from the outcome of this uncertainty.

                                     Goldstein & Ganz, CPA's, PC

Great Neck, NY
April 7, 2000

                                                THE MNI GROUP INC.
                                           CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                                                                     January 31,
                                                                                            --------------------------
                                                                                               2000            1999
                                                                                            -----------    -----------
Current assets:
  Cash                                                                                      $   649,700    $     5,000
  Accounts receivable (net of allowance for doubtful
    accounts of $0 in 2000 and 1999)                                                             14,000         86,800
  Inventories                                                                                    83,400         40,300
  Other current assets                                                                           23,000          1,100
                                                                                            -----------    -----------
      Total current assets                                                                      770,100        133,200
                                                                                            -----------    -----------

Fixed assets, net of accumulated depreciation of $91,100 and
  $120,000, respectively                                                                          9,800             --
Other assets:
  Security deposits                                                                              15,200         15,000
                                                                                            -----------    -----------

                                                                                            $   795,100    $   148,200
                                                                                            ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                                     $   226,100    $   437,300
  Notes payable - short term portion                                                             61,000         84,900
  10% convertible subordinated debentures                                                     1,521,300             --
  Loans payable - officers                                                                           --        196,300
                                                                                            -----------    -----------
      Total current liabilities                                                               1,808,400        718,500
                                                                                            -----------    -----------

Notes payable (net of short-term portion)                                                            --         75,000
Minority interest in subsidiary                                                                      --        150,900
                                                                                            -----------    -----------
      Total long-term liabilities                                                                    --        225,900
                                                                                            -----------    -----------
      Total liabilities                                                                       1,808,400        944,400
                                                                                            -----------    -----------

Stockholders' deficit:

Common stock, no par value; 10,000,000 shares authorized; 4,110,709 shares issued and outstanding at January 31, 2000; 4,085,709 shares issued and
outstanding at January 31, 1999                                                               7,313,900      7,276,400
Accumulated deficit                                                                          (8,316,800)    (8,072,600)
                                                                                            -----------    -----------
                                                                                             (1,002,900)      (796,200)
Less: Treasury stock, at cost                                                                   (10,400)            --
                                                                                            -----------    -----------
      Total stockholders' deficit                                                            (1,013,300)      (796,200)
                                                                                            -----------    -----------

                                                                                            $   795,100    $   148,200
                                                                                            ===========    ===========

                               The accompanying notes are an integral part hereof.

                                                THE MNI GROUP INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Years Ended January 31,
                                                                       -----------------------------------------
                                                                           2000           1999           1998
                                                                       -----------    -----------    -----------
Sales                                                                  $   443,200    $   939,700    $   932,900
                                                                       -----------    -----------    -----------

Cost of sales and operating expenses:
  Cost of merchandise sales                                                267,600        527,700        555,900
  Selling, general and administrative expenses                             645,600        453,200        535,500
  Web site development cost                                                167,200             --             --
  Advertising expense                                                        6,400          1,100             --
                                                                       -----------    -----------    -----------

     Total cost of sales and operating expenses                          1,086,800        982,000      1,091,400
                                                                       -----------    -----------    -----------

Operating (loss)                                                          (643,600)       (42,300)      (158,500)
                                                                       -----------    -----------    -----------

Other income (expense):
  Interest income                                                            9,000             --             --
  Interest (expense)                                                       (94,700)       (40,100)       (22,600)
                                                                       -----------    -----------    -----------
      Total other income (expense)                                         (85,700)       (40,100)       (22,600)
                                                                       -----------    -----------    -----------

(Loss) from continuing operations                                         (729,300)       (82,400)      (181,100)
Discontinued operations:
   Income (loss) from discontinued operations                                   --         15,700        (25,500)
                                                                       -----------    -----------    -----------

Net (loss) before extraordinary items and provision for income taxes      (729,300)       (66,700)      (206,600)

Extraordinary items:
   Foregiveness of debt                                                    337,500             --             --
   Extinguishment of minority interest                                     147,600             --             --
                                                                       -----------    -----------    -----------
Net income from extraordinary items                                        485,100             --             --
                                                                       -----------    -----------    -----------

(Loss)before provision for income taxes                                   (244,200)       (66,700)      (206,600)
Provision for income taxes                                                      --             --             --
                                                                       -----------    -----------    -----------

Net (loss)                                                               ($244,200)      ($66,700)     ($206,600)
                                                                       ===========    ===========    ===========

Basic (loss) per common share:
  (Loss) from continuing operations                                          ($.18)         ($.02)         ($.05)
                                                                       ===========    ===========    ===========
   Income (loss) from discontinued operations                                   --             --          ($.01)
                                                                       ===========    ===========    ===========
   Net income from extraordinary items                                        $.12             --             --
                                                                       ===========    ===========    ===========
   Net (loss)                                                                ($.06)         ($.01)         ($.05)
                                                                       ===========    ===========    ===========

Weighted average number of shares outstanding                            3,979,015      4,635,709      3,913,175
                                                                       ===========    ===========    ===========

                               The accompanying notes are an integral part hereof.

                                                    THE MNI GROUP INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       YEARS ENDED JANUARY 31, 2000, 1999 AND 1998



                                                        Common Stock           Accumulated      Treasury         Total
                                                    Shares        Amount         Deficit         Stock          Equity
                                                 -----------    -----------    -----------    -----------    -----------
Balance, January 31, 1997                          3,810,709    $ 7,248,900    ($7,799,300)            --      ($550,400)

Issuance of shares for acquisition of
subsidiary                                           600,000        300,000             --             --        300,000

Exercise of warrants                                 275,000         27,500             --             --         27,500

Net (loss)                                                --             --       (206,600)            --       (206,600)
                                                 -----------    -----------    -----------    -----------    -----------

Balance, January 31, 1998                          4,685,709      7,576,400     (8,005,900)            --       (429,500)


Redemption of shares from discontinued
operations                                          (600,000)      (300,000)            --             --       (300,000)

Net (loss)                                                --             --        (66,700)            --        (66,700)
                                                 -----------    -----------    -----------    -----------    -----------

Balance, January 31, 1999                          4,085,709      7,276,400     (8,072,600)            --       (796,200)


Shares repurchased in connection with
settlement with LN Investment Capital             (1,536,030)            --             --       (100,000)      (100,000)
                                                 -----------    -----------    -----------    -----------    -----------

Sale of treasury stock                             1,261,030             --             --         89,600         89,600

Shares issued as payment for services
performed                                            300,000         37,500             --             --         37,500

Net (loss)                                                --             --       (244,200)            --       (244,200)
                                                 -----------    -----------    -----------    -----------    -----------

Balance, January 31,2000                           4,110,709    $ 7,313,900    ($8,316,800)      ($10,400)   ($1,013,300)
                                                 ===========    ===========    ===========    ===========    ===========

                                   The accompanying notes are an integral part hereof.

                                                    THE MNI GROUP INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended January 31,
                                                                              -----------------------------------------
                                                                                  2000          1999            1998
                                                                              -----------    -----------    -----------
Cash flows from operating activities:
  Net (loss)                                                                  ($  244,200)   ($   66,700)   ($  206,600)
  Adjustments to reconcile net (loss) to
    net cash provided (used) by operating
    activities:
      Extraordinary items:
        Foregiveness of debt                                                     (337,500)            --             --
        Extinguishment of minority interest                                      (147,600)            --             --
      Payment by common stock for services                                         37,500             --             --
      Depreciation and amortization                                                (2,500)         1,200          1,400
      Net gain on discontinued operations                                              --        (15,700)            --
      Changes in working capital items:
       (Increase) decrease in accounts receivable                                  72,800         44,600         (5,500)
       (Increase) decrease in inventories                                         (43,100)        85,800        (64,700)
       (Increase) decrease in other assets                                        (21,900)         6,700          4,100
       (Increase) decrease in security deposits                                      (200)           700           (200)
        Increase (decrease) in accounts payable
          and accrued expenses                                                     51,300       (121,200)       157,600
                                                                              -----------    -----------    -----------
Net cash (used) by operating activities                                          (635,400)       (64,600)      (113,900)
                                                                              -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of equipment                                                           (10,600)        (4,000)            --
  Goodwill adjustment                                                                  --         63,300        (52,000)
                                                                              -----------    -----------    -----------
Net cash (used) provided by investing activities                                  (10,600)        59,300        (52,000)
                                                                              -----------    -----------    -----------

Cash flows from financing activities:
  Redemption of stock in settlement                                              (100,000)            --             --
  Proceeds from sale of treasury stock                                             89,600             --             --
  (Decrease) increase in loans from stockholders                                 (172,500)        48,700         76,500
  (Decrease) increase in short-term debt                                          (47,700)       (75,300)       124,500
  Proceeds from exercise of warrants                                                   --             --         27,500
  Proceeds from sale of debentures                                              1,521,300             --             --
  (Decrease) in long-term debt                                                         --             --        (38,700)
                                                                              -----------    -----------    -----------
Net cash provided (used) by financing activities                                1,290,700        (26,600)       189,800
                                                                              -----------    -----------    -----------

Increase (decrease) in cash                                                       644,700        (31,900)        23,900
Cash, beginning of year                                                             5,000         36,900         13,000
                                                                              -----------    -----------    -----------

Cash, end of year                                                             $   649,700    $     5,000    $    36,900
                                                                              ===========    ===========    ===========

Supplemental information:
  Cash expended for:
    Interest expense                                                          $    32,600    $    32,400    $    22,600
    Federal income taxes                                                               --             --             --
  Non-cash transactions:
    Value of shares issued for acquisition of subsidiary
                                                                                       --             --    $   300,000
    Value of shares reacquired from reversal of
      acquisition of subsidiary                                                        --    ($  300,000)            --

                                   The accompanying notes are an integral part hereof.

                               THE MNI GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2000


Note 1. ORGANIZATION AND BUSINESS:

        The MNI Group Inc. (MNI), a New Jersey corporation organized in 1981, and its subsidiaries, are engaged in the development, marketing and distribution of a variety of health-related products and programs. The Company and its subsidiaries distribute nutritional support products and programs for weight control, a line of nutritionally-oriented pet products, and over-the-counter household remedies.

        In May 1993, the Company organized NutraPet Labs, Inc. (NutraPet) for the purpose of developing and marketing pet products. The Company subsequently issued 313,000 shares of NutraPet for $313,000 in a private placement.

        In July 1997, the company consummated a merger with K.O.S. Industries, Inc. (KOS) whereby all of KOS outstanding common stock was exchanged for 600,000 shares of the company's common stock. The transaction was treated as a purchase. KOS distributes and markets a line of pet-related products. In addition, one of KOS key employees was granted stock options to acquire 750,000 additional shares of the Company, and a KOS consultant was granted options to acquire 150,000 shares of the Company's common stock. (See Note
     6)

        In December 1998, the Company reversed the KOS transaction above, as a result of KOS's inability to meet marketing expectations.

Note 2. SIGNIFICANT ACCOUNTING POLICIES:

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries after elimination of intercompany accounts and transactions for ongoing activities and does not include any of the activities of KOS. Certain amounts in the January 31, 1999 and 1998 financial statements were reclassified to conform to the January 31, 2000 presentation.

        The consolidated statements of operations for the years ended January 31, 1999 and 1998, include in "Discontinued Operations" the results of operations for K.O.S. Industries, Inc. and the resulting gain on the reversal of the KOS transaction. The amounts shown in discontinued operations are not shown net of any income tax effect (either expense or benefit) because the Company incurred a net loss in those years, and has substantial net operating loss carryforwards.

        INVENTORIES - Inventories, which consist primarily of purchased finished products, are stated at the lower of cost or market using the "first-in, first-out" (FIFO) cost method.

        FIXED ASSETS - Furniture, fixtures and equipment, and leasehold improvements are stated at cost and depreciated and amortized over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Expenditures for repairs and maintenance which do not extend the useful life of the property are expensed as incurred. The estimated useful lives of the assets are as follows:

             Furniture, fixtures and equipment                5-10 years
             Leasehold improvement                             3-7 years

        RESEARCH AND DEVELOPMENT - The Company and its subsidiaries utilize independent third parties to design and test certain products. These expenditures are accounted for as research and development costs and are expensed as incurred.

        WEB SITE DEVELOPMENT COSTS - Costs to develop the Company's web site, including the cost of developing services offered to visitors of the web site, are accounted for under Statement of Position No. 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". Through January 31, 2000, such costs have been incurred during the preliminary project stage and, accordingly, have been expensed.

        REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped.

        EARNINGS PER SHARE - The consolidated financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. In accordance with SFAS No. 128, diluted earnings per share is not presented in years during which the Company incurred a loss from operations.

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

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 - The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock based compensation. Accordingly, no expense has been recorded for stock options issued.

Note 3. FIXED ASSETS:

        Fixed assets consisted of the following at January 31, 2000 and 1999, respectively:

                                                             January 31,
                                                      -------------------------
                                                         2000            1999
                                                      ---------       ---------
                    Furniture, fixtures and equipment $  75,800       $  73,300
                    Leasehold improvements               25,100          17,700
                    Promotional video                        --          29,000
                                                      ---------       ---------
                                                        100,900         120,000
                    Less:  accumulated depreciation
                      and amortization                   91,100         120,000
                                                      ---------       ---------

                                                      $   9,800       $      --
                                                      =========       =========

Note 4. NOTES PAYABLE:

        In November 1991, Family Weight Loss Centers, Inc. (FWLC), (a former subsidiary of MNI), filed a petition for bankruptcy proceedings pursuant to Chapter 7 of the federal bankruptcy statutes. This petition provided for complete liquidation of all of the corporate assets and liabilities. FWLC was an affiliate of a stockholder of the Company.

        Subsequent to the bankruptcy filing, MNI agreed to satisfy an outstanding $4,000,000 obligation, which it had guaranteed as part of the FWLC acquisition. The guarantee was in the form of a term note to Fleet Bank, NA. The Company agreed to satisfy the obligation by the payment of $125,000, issuance of a three year note in the amount of $125,000, with interest at the bank's prime rate, and the issuance of warrants to purchase 750,000 shares of the Company's common stock at a price of $.01 per share, expiring in February 2002. In February 1995, the Company agreed to liquidate the three-year note in the amount of $125,000 by the payment of 42 monthly payments in the amount of $2,976 each plus interest at the prime rate commencing in August 1995. At January 31, 2000, the balance outstanding was $23,800. The note is currently in default and the Company is discussing a payoff settlement with Fleet Bank. Interest on this debt was $3,822, $2,788, and $4,939 for the years ended January 31, 2000, 1999 and 1998, respectively.

        The Company borrowed $50,000 from PNC Bank on January 29, 1998. The maturity date of the loan was January 29, 1999, with interest accruing at the rate of 10.25% per annum. During the year ended January 31, 1999, the terms of this loan were changed to a demand note. Principal and interest payments are being made on a monthly basis. Interest paid during the year ending January 31, 2000 was approximately $3,800. At January 31, 2000, the outstanding balance was $37,200.

       In December 1992, LN Investment Capital Limited Partnership (LNIC) advanced $75,000 to the Company. Mr. Michael Connelly, who at the time of the loan was the Chairman of the Company's Board of Directors, is President of LNIC. This loan was originally due on July 31, 1993, and, in accordance with the terms of the loan agreement, was extended and converted to a demand note, with interest at 10% per annum. In addition, under the original loan terms, LNIC received warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $.25 per share. Upon LNIC's agreement to extend the note, the warrant exercise prices were reduced and the number of warrants increased.

        In the year ended January 31, 1998, 275,000 warrants were exercised at $.10 per share (see Note 6). The exercise of these warrants is reflected in the capitalization of the Company as of January 31, 1998.

        During the year ended January 31, 2000, Mr. Connelly tendered his resignation as Chairman of the Board. Concurrently, the Company entered into a settlement agreement with LNIC, whereby the loan and accrued interest were foregiven (see Note 10).

        A summary of the Company's notes payable at January 31, 2000 and 1999 is as follows:

                                      January 31, 2000               January 31, 1999
                               ----------------------------     -------------------------
                                Short-term       Long-term      Short-term      Long-term
                               -----------       ----------     ----------      ---------
     Fleet Bank, NA            $    23,800       $       --     $   24,000      $      --
     PNC Bank                       37,200                          42,900
     Advanta Bank Corp.                 --               --         18,000             --
     LN Investment Capital
       Ltd. Partnership                 --               --             --         75,000
                               -----------       ----------     ----------      ---------
                               $    61,000       $       --     $   84,900      $  75,000
                               ===========       ==========     ==========      =========

     Subordinated Debentures

        In November 1999, the Company completed a private placement for the principal amount $1,521,250 of 10% Convertible Debentures due October 1, 2000 (including $390,000 of unsecured advances received during the second quarter which were converted into 10% Convertible Subordinated Debentures).

     Under the terms of the Debentures, the principal dollar amount is convertible by the holders at $.075 per share. The Debentures must be converted upon the Company amending its Certificate of Incorporation to increase its authorized capitalization to not less than 35,000,000 shares of Common Stock. The Company expects the recapitalization to be approved by the stockholders at its next annual meeting. At January 31, 2000, the Company has accrued to the debenture holders interest payable amounting to $58,200.

     Loans Payable - Officer

         From time to time the Company's chief operating officer made advances to the Company for working capital purposes. Interest on these advances was charged at rates varying from 11% to 18%. The balance due at February 1, 1999, was $196,300 and the highest balance due during the year was $230,800. The total of all repayments during the year, including interest, amounted to $278,200. At January 31, 2000, all advances were repaid and, accordingly, no balance remained outstanding.

Note 5. LEASE COMMITMENTS:

        MNI leases an office and warehouse facility in New Jersey under a lease which expires in December 2004.

        Total gross rental expense for the year ended January 31, 2000, 1999 and 1998 was approximately $65,600, $77,300 and $83,000, respectively. MNI sub-leases (on a month to month basis) a portion of its facility to various entities at an annual rental income of approximately $34,600, $41,000 and $43,000 for the year ended January 31, 2000, 1999 and 1998, respectively. The future minimum annual rents are as follows:

                               Year ended January 31,:
                                                                             2001           $ 65,600
                                                                             2002             65,600
                                                                             2003             65,800
                                                                             2004             67,500
                                                                             2005             61,900
                                                                                            --------
                               Total minimum annual rent payments                           $326,400
                                                                                            ========

        The Company leases equipment under various operating leases. During the year ended January 31, 2000, the total payments under such leases were $16,700. The future minimum annual lease payments are as follows:

                               Year ended January 31,:

                                                                             2001           $ 16,600
                                                                             2002              6,200
                                                                                            --------
                               Total minimum annual rent payments                           $ 22,800
                                                                                            ========

Note 6. STOCKHOLDERS' EQUITY:

        In January 1990, MNI adopted its Incentive and Nonqualified Stock Option Plan (the "Plan"), to which options for an aggregate of 175,000 shares of common stock may be granted to key employees and certain other persons. The Plan terminated on November 28, 1999. During 1993, MNI issued 50,000 options under this plan, exercisable at $.10 per share. These were subsequently replaced with new options in 1994. The new options were not exercised and expired in 1999.

        In February 1992, in connection with the bankruptcy of FWLC (see Note 4) the Company issued warrants to purchase 750,000 shares of the Company's common stock to Fleet Bank. The warrants are exercisable at $.01 per share and expire in February 2002. At January 31, 2000, none of the options were exercised.

        In March 1992, three officers and directors of MNI were granted options to immediately purchase 125,000 shares each and an additional 150,000 options each to be granted over the next 60 months at a rate of 2,500 per month per officer and director. The options are exercisable at $.10 per share. Upon the resignation of one of the officers, 150,000 of the aforementioned additional options were cancelled. Additionally, the original 125,000 options issued to this officer expired in 1999. The options issued to the remaining two officers (275,000 each), were extended in 1999 to November 2004. At January 31, 2000. none of the options were exercised.

        During 1993, MNI issued warrants to purchase 125,000 shares of its common stock in exchange for the elimination of approximately $41,000 of accounts payable. These warrants are exercisable at $.10 per share and expired in February 1999. These warrants were not exercised. In addition, 156,500 warrants were issued to a financial advisor as compensation for services rendered in conjunction with the private placement offering of NutraPet. These warrants were exercisable at $.125 per share. In March 1999, the options were unexercised and expired.

        During 1994, an officer of MNI was issued 35,000 fully-vested options at an exercise price of $.10 per share. In addition, 15,000 previously issued options exercisable at a price of $2.00 were cancelled, and 15,000 options subject to a three-year vesting and exercisable at a price of $.10 per share were issued. In addition, consultants to MNI were issued 40,000 options exercisable at $.10 per share. None of the options were exercised and all expired in March and September 1999.

       In February 1997, as consideration for his efforts on behalf of the Company, an officer was issued options to purchase 100,000 shares of the Company's common stock at $.10 per share. The options expire in November 2004. At January 31, 2000, none of the options were exercised.

        In August 1997, in conjunction with the acquisition of KOS, two shareholders were granted options to purchase 900,000 shares of MNI's stock exercisable at $.50 per share. These options were to expire on December 31, 2001. These options were recalled upon the completion of the reversal of the acquisition effective December 31, 1998.

        During the fiscal year ended January 31, 1998, one option holder exercised options for 275,000 shares at $.10 per share. This has been reflected in the capital accounts and in the consolidated statement of stockholders' equity.

       During 1999, the Company issued options to a consultant to purchase 250,000 shares of the Company's common stock as additional consideration on behalf of his efforts in building the Company's web site. The options are exercisable at $.10 per share and expire November 2004. At January 31, 2000, none of the options were exercised.

        In July 1999, as consideration for his efforts on behalf of the Company, an officer was issued options to purchase 100,000 shares of the Company's common stock at $.10 per share. The options expire in November 2004. At January 31, 2000, none of the options were exercised.

       In August, 1999, options to purchase 750,000 shares of the Company's common stock which were previously issued to Lepercq Capital Management, were transferred to Arnold and Myra Gans, President and Vice President of the Company, respectively. These options were transferred as consideration for their efforts in developing Womens Health Network on behalf of the Company. Such options expire on November 1, 2004. At January 31, 2000, none of the options were exercised.

       In October 1999, five individuals, including several proposed nominees for directorships and the Chairman of the Company, were each contingently awarded options to purchase a total of 300,000 shares of the Company's common stock at a price of $0.10 per share. The grant of these options was contingent upon the adoption of a stock option plan by the stockholders of the Company at the upcoming annual meeting of stockholders. None of these options will vest unless and until a stock option plan is adopted by the stockholders. The options will expire on November 1, 2004.

        In November 1999, options to purchase 335,000 shares of the Company's common stock were issued to various medical consultants. Such options expire on November 1, 2009. At January 31, 2000, none of the options were exercised.

       In December 1999, the Company issued options to purchase 5,250 shares and 500 shares of the Company's common stock as bonuses to employees and consultants, respectively. The options are exercisable at $.10 per share and expire November 2004. At January 31, 2000, none of the options were exercised.

Note 7. INCOME TAXES:

        The Company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". No recognition has been made of the possible benefits of available net operating loss carryforwards due to the uncertainties that such benefits will be available to be used to offset future years' income. MNI and its subsidiaries have net operating loss carryforwards in excess of $8,000,000 which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $2,911,000 as of January 31, 2000, with a valuation allowance of an equal amount as follows:

                                                           Year Ended January 31,
                                                2000              1999               1998
                                            ------------      ------------       ------------
        Deferred tax asset                  $  2,911,000      $  1,720,000       $  1,700,000
        Allowance for deferred tax asset      (2,911,000)       (1,720,000)        (1,700,000)
                                            ------------      ------------       ------------
        Net deferred tax asset              $         --      $         --       $         --
                                            ============      ============       ============

Net operating losses expire during various years as follows:

            Years ending prior to January 31, 2006                  $4,047,800
            Year ending January 31, 2007                             2,932,000
            Year ending January 31, 2008                               486,300
            Year ending January 31, 2009                                31,600
            Year ending January 31, 2010                               310,500
            Year ending January 31, 2011                                16,200
            Year ending January 31, 2012                                16,200
            Year ending January 31, 2017                               232,000
            Year ending January 31, 2018                               244,200
                                                                    ----------
                                                                    $8,316,800
                                                                    ==========

Note 8. COMMITMENTS AND CONTINGENCIES:

         The Company's food and pet products are produced by third parties in various plants under applicable government regulations. The Company depends upon its vendors to comply with such regulations. Failure by such vendors to comply with the applicable regulations could result in fines and/or seizure of the food products. Presently, the Company is not a party to any lawsuits. In addition, it has no commitments to its vendors for the purchase of either raw materials or finished product.

     Going Concern

        As shown in the accompanying financial statements, the Company's revenues have decreased from $939,700 to $443,200, and losses from operations have increased from ($66,700) to ($729,300). The fact that the Company has continued to sustain losses and requires additional sources of cash to fund its operations, continues to create uncertainty about the Company's ability to continue as a going concern.

        Management of the Company has developed a plan to improve cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. Managements' plan includes the sale of an additional $750,000 of subordinated convertible debentures, which is expected to be completed by June 30, 2000 (during the year ended January 31, 2000 the Company sold approximately $1.5 million of its subordinated convertible debentures).

       Managements' efforts and the Company's resources have been directed toward the development of its non-biased gender based womens' healthcare Internet web site. This site is expected to be launched in June 2000 and will provide a medium to reach 1) a women specific targeted market for the Company's products, and 2) a healthcare professional market (e.g.-physicians, dieticians, etc.) for video-streaming based continuing medical education courses. Additionally, the Company has affiliated itself with several of the most prestigious womens' healthcare professionals in the country as both consultants and board of director members. Finally, the Company has begun discussions with prominent healthcare professionals interested in bringing the Company's products to the public in conjunction with their own direct sales and marketing efforts.

        The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds and the success of managements plan to expand operations. The Company anticipates that the proceeds from the forthcoming sale of debentures as discussed above will provide the necessary funds it requires for the balance of the year ending January 31, 2001. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 9. MAJOR CUSTOMERS:

        One customer was responsible for approximately $75,800 in sales for the year ended January 31, 2000, representing approximately 17% of total sales. For the years ended January 31, 1999, and 1998, two customers were responsible for approximately $523,000 and $540,300 in sales, respectively, representing approximately 56% and 43% of total sales, respectively.

Note 10. EXTRAORDINARY ITEMS:

     Forgiveness of Debt

        In August 1999, the Company entered into a settlement agreement with the former Chairman of the Company's board of directors and his affiliates, LePercq Capital Management Inc. (LePercq) and LN Investment Capital Ltd. Partnership (LNIC). The settlement provided that the Company repurchase from the former Chairman 1,536,030 shares of its common stock for $100,000 (the current market value). Further, the Company's indebtedness of $165,000 for consulting fees to LePercq and notes of $75,000 with additional accrued interest of $22,100 payable to LNIC were forgiven and options for 150,000 shares of the Company's common stock were returned. Additionally, as part of the terms of the agreement, two of the Company's officers and directors agreed to forgive accrued salaries due them aggregating $75,000.

     Extinguishment of minority interest

        In 1993, the Company sold a minority interest in one of its subsidiaries to third parties through a private offering. As a result, the Company recorded an obligation to minority shareholders representing their proportionate share of the subsidiary's equity. This liability changed from year to year as the equity of the subsidiary changed. Although the equity of the subsidiary was negative in recent years, the Company continued to reflect a liability to the minority shareholders. Due to the negative equity of the subsidiary as of January 31, 2000, and the absence of the Company's obligation to the minority shareholders, the liability was written off. When the subsidiary reestablishes a positive equity the Company will record a liability to reflect the minority interests' proportionate share.

Note 11. SUBSEQUENT EVENTS:

        In March 2000, the Company granted options to a member of its medical review board to purchase 100,000 shares of its common stock. Additionally, in March 2000, the Company granted options to a consultant to purchase 1,000 shares of its common stock. Both options are exercisable at $.875 per share and expire on November 1, 2009 and November 1, 2004, respectively.

        In March 2000, the Company entered into an agreement with a consultant which provided, in addition to cash consideration, options to purchase 3,985,000 shares of common stock of the Company at an exercise price of $.875 per share. The options have a five year term and vest 20% upon grant and 20% on each six month anniversary of the date of grant. Further, the agreement provided options to purchase 515,000 shares of the Company's common stock on substantially the same terms to the Department of Medicine at Columbia University College of Physicians and Surgeons.

Note 12. SEGMENTAL REPORTING:

        The Company organizes its business units into three reportable segments: nutritional support products, holistic products, and animal products.

                                                      Segment Report
                                               Year Ended January 31, 2000

                                    Nutritional                                         Adjustment
                                       Support          Holistic         Animal             &
                                      Products          Products        Products        Elimination         Consolidated
                                    -----------        ---------       ---------        -----------         ------------
 Revenues:
 From unaffiliated
   customers                         $  232,300        $ 104,100       $ 106,800                              $ 443,200
                                     ==========        =========       =========                              =========
 (Loss) from operations before
 discontinued operations and
 extraordinary item                   ($777,100)       $  50,400         ($2,600)                            ($ 729,300)
                                     ==========        =========       =========                              =========
 Identifiable assets at
 January 31, 2000                    $1,087,000        $  63,200       $ 237,000         ($ 592,100)          $ 795,100
                                     ==========        =========       =========         ==========           =========

        The accounting policies for the Company's segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest and income taxes, and excluding nonrecurring gains and losses.

        The Company's reportable business segments are strategic business units that offer different products and services. Each segment is managed as a separate unit and markets its products to a distinct class of customers.

Note 13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        Below is a summary of the results of operations for each of the quarters of the years ended January 31, 2000 and 1999:

   January 31, 2000:        First        Second         Third         Fourth
                         ----------    ----------    ------------    ---------

Revenue                  $   90,500    $  127,200    $    158,800    $  66,700
                         ==========    ==========    ============    =========
Gross profit             $   17,900    $   69,300    $     75,000    $  13,400
                         ==========    ==========    ============    =========
Net Income (Loss)        ($ 103,000)     ($95,200)   $    258,600    ($304,600)
                         ==========    ==========    ============    =========
Net  Income(Loss) per
common share             ($     .03)   ($     .02)   $        .07        ($.08)
                         ==========    ==========    ============    =========

   January 31, 1999:

Revenue                  $  368,500    $  299,200    $    271,000    $   1,000
                         ==========    ==========    ============    =========
Gross profit             $  128,400    $  106,700    $     84,500    $  92,400
                         ==========    ==========    ============    =========
Net Income (Loss)          ($55,200)     ($80,500)       ($51,100)   $ 120,100
                         ==========    ==========    ============    =========
Net  Income(Loss) per
common share                  ($.01)        ($.02)          ($.01)   $     .03
                         ==========    ==========    ============    =========

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

          The Company has replaced its prior auditor. Reference is made to form 8-K filed March 24, 2000.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Set forth below are the names, ages, and the position and offices held by each of the directors and executive officers of the Company.

Name                       Age               Position and Office
-----------------         -----              ---------------------------------
Lawrence Burstein          57                Chairman (1) and Director
Arnold Gans                65                President
Myra Gans                  62                Executive Vice President/Director

--------------
(1) Michael J. Connelly resigned as the Company's Chairman in November 1999.

LAWRENCE BURSTEIN is and since March 1996 has been President, a director and the principal shareholder of Unity Venture Capital Associates, a private investment banking firm. He is also a director of CAS Medical Systems, Inc. engaged in the manufacture and marketing of disposable medical devices, T.H.Q., Inc., a developer of electronic game cartridges, Quintel Communications, Inc., a direct marketing company and ID Systems, Inc., a manufacturer of wireless tracking devices. Mr. Burstein became Chairman of MNIG in July 1999 upon the resignation of the former Chairman.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules issued thereunder, the Company's executive officers and directors are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to the Company. Arnold Gans did not timely file a Form 4 with respect to the grant to him of 750,000 options in August, 1999 and the purchase of 133,340 shares of Common Stock and Myra Gans did not timely file a Form 4 with respect to the same 750,000 options granted to her in August 1999 and the same purchase of 133,340 shares of Common Stock. A Form 5 was filed by both on February 16, 2000. Based solely on review of the copies of such reports furnished to the Company, or written representations that no other reports were required, the Company believes that during Fiscal Year 1999, all of its other executive officers and directors complied with the requirements of Section 16(a).

Item 11.  EXECUTIVE COMPENSATION

(a)      CASH COMPENSATION

              The following table summarizes the compensation paid in the fiscal years ended January 31, 2000, 1999, & 1998 respectively, to the Company's Chief Executive Officer and Executive Vice President.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION   ANNUAL COMPENSATION  LONG TERM COMPENSATION AWARDS(b)
                              -------------------  --------------------------------
                              YEAR       SALARY            STOCK OPTIONS
                              ----      --------           -------------
Arnold Gans
    President (CEO)           2000      $140,000              750,000 (a)
                              1999      $140,000
                              1998      $140,000
Myra Gans
   Executive Vice President   2000      $ 85,000              750,000 (a)
     & Secretary              1999      $ 85,000
                                        $ 85,000

(a) These stock options are owned jointly by Mr. And Mrs. Gans.
(b) The Company does not offer any restricted stock awards, stock appreciation rights, or other long term incentive programs.

         In October 1999, Lawrence Burstein, Chairman of the Company was contingently awarded options to purchase 300,000 shares of the Company's common stock at a price of $0.10 per share. The grant of these options was contingent upon the adoption of a stock option plan by the stockholders of the Company at the upcoming annual meeting of stockholders. None of these options will vest unless and until a stock option plan is adopted by the stockholders. The options will expire on November 1, 2004.

                 AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                      NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                     UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                     OPTIONS AT YEAR END (#)          AT FISCAL YEAR END ($)(a)
                  ----------------------------       ---------------------------
NAME              EXERCISABLE    UNEXERCISABLE       EXERCISABLE   UNEXERCISABLE

Arnold Gans(a)     1,400,000                          $1,346,800        $
Myra Gans (a)      1,400,000                          $1,346,800        $

---------
(a)      includes 750,000 options owned jointly by Mr.and Mrs. Gans

                                            OPTIONS GRANT IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------------
                                                                                           Potential realizable value
                                                                                           at assumed annual rates of
                                                                                            stock price appreciation
                                                                                               for option term(1)
  Individual Grants
-----------------------------------------------------------------------------------------------------------------------
                                               Percent
                                               of total
                             Number          options/SARs
                         of securities         granted
                           underlying             to           Exercise
                          option/SARs         employees         or base
                            granted           in fiscal          price       Expiration       5%            10%
Name                          (#)                year           ($/Sh)          date       ($)$ (2)       ($)$(2)
-----------------------------------------------------------------------------------------------------------------------
Arnold Gans                 750,000             87.6%            $0.10         11/04       $920,837     $1,161,982
-----------------------------------------------------------------------------------------------------------------------
Myra Gans                   750,000             87.6%            $0.10         11/04       $920,837     $1,161,982
-----------------------------------------------------------------------------------------------------------------------

1. In accordance with Securities and Exchange Commission rules, these columns show gains that might exist for the respective options, assuming that the market price of MNI common stock appreciates from the date of grant over a period of 10 years at the annualized rates of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the named executives from these options will be zero.

2. Only reflects a five year period in accordance with the expiration date of the options.

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

(e)   TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

        None.


12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's outstanding common stock beneficially owned on January 31, 2000 by (i) each person who is known by the Company to beneficially own or exercise voting or dispositive control over at least 5% of the Company's common stock, (ii) each of the Company's directors and (iii) all of the Company's executive officers and directors as a group:

NAMES AND ADDRESSES             NUMBER OF SHARES
OF BENEFICIAL OWNER             BENEFICIALLY OWNED(1)    PERCENTAGE OF CLASS(1)
-------------------             ---------------------    ----------------------

Arnold Gans                        2,399,830(2)                   39.0%
10-West Forest Avenue,
Englewood, NJ 07631

Myra Gans                          2,399,830(2)                   39.0%
10 West Forest Avenue,
Englewood, New Jersey 07631

Lawrence Burstein                      2,750 (3)                  0.04%
245 Fifth Avenue,
New York, New York 10016

All directors and executive
officers as a group
(3 persons)(2) - (3)               2,402,580 (2) - (3)            39.0%


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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time Arnold Gans, the Company's Chief Operating Officer, made advances to the Company for working capital purposes. Interest on these advances was charged at rates varying from 11% to 18%. The balance due at February 1, 1999, was $196,300 and the highest balance due during the year was $230,800. The total of all repayments during the year, including interest, amounted to $278,200. At January 31, 2000, all advances were repaid out of the proceeds raised from the private placement of 10% Convertible Subordinated Debentures and, accordingly, no balance remained outstanding.

     During the quarter ended October 31, 1999, the Company raised a total of $1,148,700 in connection with a private placement of 10% Convertible Subordinated Debentures convertible at $.075 per share (including $390,000 of unsecured advances received during the second quarter which were converted into 10% Convertible Subordinated Debentures). Mr. Lawrence Burstein, a Director and Chairman of the Company, and an entity of which Mr. Burstein is a shareholder, officer and director, acquired $137,500 principle amount of the 10% Convertible Subordinated Debentures.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
(i)      FINANCIAL STATEMENTS (included in Part 11)

              Report of Independent Public Accountants

              Consolidated Balance Sheets - January 31, 2000 and 1999.

              Consolidated Statements of Operations for the years ended January 31, 2000, 1999 and 1998.

              Consolidated Statements of Stockholders' Equity for the years ended January 31, 2000, 1999 and 1998.

              Notes to Consolidated Financial Statements for the years ended January 31, 2000, 1999 and 1998.

(ii)     FINANCIAL STATEMENTS SCHEDULES

              Not applicable

(b)      REPORTS ON FORM 8-K

              None.

(c)      EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION

 3.1          Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration
              Statement on Form S-18, File No. 33-32438-NY (the "Registration
              Statement"))
 3.2          Certificate of Amendment to Certificate of Incorporation of
              Registrant (incorporated by reference to Exhibit 3.2 to the
              Registration Statement)
 3.3          Certificate of Amendment to Certificate of Incorporation of
              Registrant (incorporated by reference to Exhibit 3.3 to the
              Registration Statement)
 3.4          Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registration Statement)
 4            Form of Senior Subordinated Convertible Debenture, dated as of
              October 1999 (filed herewith)
10.1(a)       Lease for premises located at 10 West Forest Avenue, Englewood,
              New Jersey 07631 dated October 4, 1984 between Registrant and Van
              Brunt Associates (incorporated by reference to Exhibit 10.3 to the
              Registration Statement)
10.1(b)       Amendment to Lease (filed herewith)
10.2          Web Design and Consulting Agreement, dated as of March 29, 2000, between the Registrant and Keepsmart.com (filed herewith)
10.3          Web Hosting Services Agreement, dated as of March 29, 2000, between the Registrant and Keepsmart.com (filed herewith)
10.4          Consulting Services Agreement, dated March 24, 2000, by and between the MNI Group Inc. and Marianne J. Legato, M.D.
              (incorporated by reference to Exhibit 10.1 to the Registrant's
              Current Report on Form 8-K dated as of March 24, 2000 (the "March
              8-K"))
10.5          Non-Qualified Stock Option Agreement, dated March 24, 2000, between The MNI Group Inc. and Marianne J. Legato (incorporated by reference to Exhibit 10.2 to the March 8-K)
 21           Subsidiaries of the Registrant (filed herewith)
 23           Consent of Lipner Gordon & Co.(filed herewith)
 27           Financial Data Schedule (filed herewith)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2000          THE MNI GROUP INC.



                              By:  /s/ ARNOLD GANS
                                   --------------------------
                                       Arnold Gans, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                           Date
---------                        -----                           ----

/s/ LAWRENCE BURSTEIN            Chairman and Director
-------------------------------  (Principal Executive Officer)   April 28, 2000
Lawrence Burstein


 /s/ ARNOLD GANS                 President (Principal
-------------------------------  Operating Officer and
Arnold Gans                      Principal Accounting
                                 and Financial Officer)          April 28, 2000


 /s/ MYRA GANS                   Vice President,
-------------------------------  Secretary, and Director         April 28, 2000
Myra Gans