Form 10-Q
period 2000-04-30
MNI GROUP INC
filed 2000-06-09
CIK 722617

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2000
                 ----------------------------------------------
                                       OR

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

               4,577,376 SHARES OF COMMON STOCK AT APRIL 30, 2000.

                                        THE MNI GROUP, INC.

                                    CONSOLIDATED BALANCE SHEETS


                                               ASSETS


                                                                     APRIL 30,        JANUARY 31,
                                                                        2000             2000
                                                                    -------------    -------------
Current assets:
    Cash                                                            $     238,000    $     649,700
    Accounts receivable (net of allowance)                                 60,200           14,000
    Inventories                                                           109,400           83,400
    Other current assets                                                   91,500           23,000
                                                                    -------------    -------------

        Total current assets                                              499,100          770,100
                                                                    -------------    -------------

Fixed assets, net of accumulated depreciation
      of $91,200 and $91,100, respectively                                 23,600            9,800
                                                                    -------------    -------------

Other assets:
      Security deposits                                                    15,200           15,200
      Prepaid expenses-non-current                                          9,700               --
                                                                    -------------    -------------
                                                                           24,900           15,200
                                                                    -------------    -------------
                                                                    $     547,600    $     795,100
                                                                    =============    =============


                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                           $     278,200    $     226,100
    Notes payable-short term                                               59,000           61,000
    10% Convertible subordinated debentures                             1,521,300        1,521,300
                                                                    -------------    -------------

        Total current liabilities                                       1,858,500        1,808,400
                                                                    -------------    -------------
Stockholders' (Deficit):
    Common stock, no par value; 10,000,000
        shares authorized; 4,577,376 shares
        issued and outstanding at April 30, 2000;
        4,110,709 issued and outstanding at
        January 31, 2000                                                7,348,900        7,313,900

    Accumulated deficit                                                (8,649,400)      (8,316,800)
                                                                    -------------    -------------
                                                                       (1,300,500)      (1,002,900)
    Less treasury stock                                                   (10,400)         (10,400)
                                                                    -------------    -------------
                                                                       (1,310,900)      (1,013,300)
                                                                    -------------    -------------
                                                                    $     547,600    $     795,100
                                                                    =============    =============

The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                             APRIL 30,
                                                        2000           1999
                                                     -----------    -----------

Sales                                                $   228,100    $    90,500
                                                     -----------    -----------

Cost of sales and operating expenses:
    Cost of merchandise sales                            112,300         72,600
    Selling, general and administrative expenses         231,300        108,300
    Web-site development costs                           172,300             --
    Advertising expense                                   11,300            900
                                                     -----------    -----------


        Total cost of sales and operating expenses       527,200        181,800
                                                     -----------    -----------


Operating (loss)                                        (299,100)       (91,300)
                                                     -----------    -----------

Other (expense) income:
    Interest expense                                     (39,400)       (11,700)
    Interest income                                        5,900             --
                                                     -----------    -----------

    Total other (expense)                                (33,500)       (11,700)
                                                     -----------    -----------


(Loss) from operations before provision for
       income taxes                                     (332,600)      (103,000)

Provision for income taxes                                    --             --
                                                     -----------    -----------

Net (loss)                                           $  (332,600)   $  (103,000)
                                                     ===========    ===========

Per share data:
    Basic (loss) per common share                    ($      .07)   ($      .03)
                                                     ===========    ===========

Weighted average number of shares outstanding          4,507,746      4,085,709
                                                     ===========    ===========

The accompanying notes are an integral part hereof.

                                 THE MNI GROUP, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               THREE MONTHS ENDED
                                                                    APRIL 30,
                                                             ----------------------
                                                               2000          1999
                                                             ---------    ---------
Cash flows from operating activities:
    Net (loss)                                               $(332,600)   $(103,000)
    Adjustments to reconcile net (loss) to net
       cash provided (used) by operating activities:
        Depreciation and amortization                              100       (1,100)
        Shares issued for services                              33,400           --
        Change in operating assets and liabilities:
           (Increase) decrease in accounts receivables         (46,200)      64,000
           (Increase) in inventories                           (26,000)      (4,800)
           (Increase) in prepaid expenses and other assets     (78,200)          --
            Increase in accounts payable                        52,100       20,700
                                                             ---------    ---------

Net cash (used) by operating activities                       (397,400)     (24,200)
                                                             ---------    ---------

Cash flows from investing activities:
      Increase in fixed assets                                 (13,900)          --
                                                             ---------    ---------

Net cash (used) by investing activities                        (13,900)          --
                                                             ---------    ---------
Cash flows from financing activities:
      Sale of common stock                                       1,600           --
    Increase in notes payable                                       --        1,700
    (Decrease) in notes payable                                 (2,000)          --
    Increase in loans from officers                                 --       22,200
                                                             ---------    ---------
Net cash provided by financing activities                         (400)      23,900
                                                             ---------    ---------

(Decrease) in cash                                            (411,700)        (300)

Cash at beginning of period                                    649,700        5,000
                                                             ---------    ---------

Cash at end of period                                        $ 238,000    $   4,700
                                                             =========    =========

Supplemental information:
    Interest expense paid                                    $     800    $   9,000
    Federal income tax                                              --           --


The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2000


   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2000, and the results of its operations and cash flows for the three months ended April 30, 2000 and 1999. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 2000, which is included in its Annual Report on Form 10-K filed in April 2000. The results of operations for the period ended April 30, 2000 are not necessarily indicative of the operating results for the full year.


1. INCOME PER SHARE:
   ----------------

   Income per share is computed on the weighted average number of shares outstanding. The inclusion of common stock equivalents (warrants and options) in this computation would be antidilutive.


2. STOCK ISSUANCES:
   ---------------

  On February 1, 2000, the Company issued 400,000 shares of its common stock in exchange for an obligation of $30,000. In addition, on April 29, 2000 the Company completed the sale of 66,667 shares of its common stock to an employee who was formerly a consultant for $5,000.

  Through May 11, 2000, the Company has issued additional options to purchase 206,000 shares of its common stock at exercise prices varying between $.10 to $.875. Of these options, 96,000 expire on November 1, 2004, the remaining 110,000 options expire on November 1, 2009.

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

Comparison of Three Months Ended April 30, 1999 and 2000.

Sales for the three months ended April 30, 2000 were $228,100 as compared with sales of $90,500 for the comparable period in 1999, an increase of 152% primarily due to the introduction of a new line of products developed for the Womens Health Network, a division of the MNI Group Inc. Cost of sales increased from $72,600 for the three months ended April 30, 1999, or 80.2% of sales, to $112,300, or 49.2% of sales, for the comparable period in 2000. The decrease in cost of sales as a percentage of sales for the quarter ended April 30, 2000 was due to the greater effect of product mix and inventory adjustments when sales levels are lower. Selling, general and administrative expenses increased 114% to $231,300 from $108,300. The increases in expenses for the quarter were primarily due to salaries and related costs of $15,000; professional fees of $56,000 and consulting fees of $17,000. These increases were primarily due to the Company's decision to focus its efforts on the development of its line of women's products as well as the creation of an Internet site devoted to women's health. Costs related to Web site development for the quarter were $172,300. For the three months ended April 30, 2000, the Company incurred an operating loss of $299,100 as compared to an operating loss of $91,300 for the comparable period in 1999. As a result of these increased operating costs the Company had a loss from continuing operations of $332,600 or ($.07) per share, as compared to a loss of $103,000 or ($.03) per share for the comparable period in 1999.

Interest expense was $39,400 and interest income was $5,900 for the three months ended April 30, 2000, as compared to interest expense of $11,700 during the comparable period of 1999. The increase in interest expense is primarily due to interest on the $1,521,250 principal amount of 10% Convertible Subordinated Debentures outstanding which were issued after April 30, 1999. Interest income is due to the cash balances maintained by the Company since the sale of the Debentures.


LIQUIDITY AND CAPITAL RESOURCES


At April 30, 2000, the Company had cash of $238,000 as compared to cash of $649,700 on January 31, 2000. During the first quarter of 2000, the Company determined that in order to sustain its existing business operations and to successfully implement its plan of developing a line of women's products and an Internet web site devoted to women's health, additional capital would be required. During the year ended January 31, 2000, the Company completed the private placement of $1,521,250 principal amount of 10% Convertible Subordinated Debentures. The Convertible Subordinated Debentures are convertible into shares of common stock at $.075 per share. The holders of the Convertible Subordinated Debentures must automatically convert their debentures at such time as the Company amends its certificate of incorporation to increase its authorized common stock (currently 10,000,000 shares) to an amount sufficient to permit the conversion of the debentures. The Company will require additional funds to complete the launch of its Internet site and commence marketing of its line of women's products and intends to raise additional funds during the Company's second fiscal quarter. There can be no assurance the Company will be successful in raising such funds and that if additional funds are raised, that the Company's existing business operations will improve, or that the development of the line of women's products and the website for women's health will be successful. The inability to raise additional funds will materially effect the future business operations of the Company.




Certain statements in this document constitute "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of the Company to implement its new business plan; (iii) the Company's ability to obtain new proprietary rights or to protect and retain its existing rights;
(iv) the Company's dependence on single sources of supply for many of the products it offers; (v) changing conditions in the healthcare information industry; (vi) government regulatory changes; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products or the entry into the market of new competitors; (viii) the ability of the Company to obtain financing for its future capital needs; (ix) the uncertainties of litigation; (x) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this document. When used in this document, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.

                           PART II - OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

        (a)      Exhibit 27 - Financial Data Schedule
        (b) Reports on Form 8-K: Current Report on Form 8-K, dated March 24, 2000 - Item 5. Other Matters; Current Report on Form 8-K, dated February 16, 2000 - Item 4 - Changes in Registrant's Certifying Accountants.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE MNI GROUP INC.
                                            (registrant)

Dated: June 9, 2000
                                            By: /s/ ARNOLD GANS
                                            -----------------------------------
                                                    Arnold Gans
                                                    (President)