Form 10-Q
period 2000-07-31
MNI GROUP INC
filed 2000-09-07
CIK 722617

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

                  FOR THE QUARTERLY PERIOD ENDED: JULY 31, 2000
                  ---------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18349
                                ----------------

                               THE MNI GROUP INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEW JERSEY                           22-2380325
         -------------------------------            -------------------
         (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

               10 WEST FOREST AVENUE, ENGLEWOOD, NEW JERSEY 07631
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (201) 569-1188
               ---------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

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

               4,577,376 SHARES OF COMMON STOCK AT JULY 31, 2000.

================================================================================

                               THE MNI GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                       JULY 31,      JANUARY 31,
                                                         2000           2000
                                                     -----------    -----------
Current assets:
     Cash                                            $   364,000    $   649,700
     Accounts receivable (net of allowance)               24,300         14,000
     Inventories                                         108,800         83,400
     Other current assets                                 78,800         23,000
                                                     -----------    -----------

         Total current assets                            575,900        770,100
                                                     -----------    -----------

Fixed assets, net of accumulated depreciation
     of $93,100 and $91,100, respectively                 33,200          9,800
                                                     -----------    -----------

Other assets:
     Security deposits                                    15,200         15,200
                                                     -----------    -----------
                                                     $   624,300    $   795,100
                                                     ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
     Accounts payable and accrued expenses           $   300,500    $   226,100
     Notes payable-short term                             57,000         61,000
     10% Convertible subordinated debentures           1,846,300      1,521,300
                                                     -----------    -----------

         Total current liabilities                     2,203,800      1,808,400
                                                     -----------    -----------

Stockholders' (Deficit):
     Common stock, no par value; 10,000,000
         shares authorized; 4,577,376 shares
         issued and outstanding at July 31, 2000;
         4,110,709 issued and outstanding at
         January 31, 2000                              7,348,900      7,313,900

     Accumulated deficit                              (8,918,000)    (8,316,800)
                                                     -----------    -----------
                                                      (1,569,100)    (1,002,900)
     Less treasury stock                                 (10,400)       (10,400)
                                                     -----------    -----------
                                                      (1,579,500)    (1,013,300)
                                                     -----------    -----------
                                                     $   624,300    $   795,100
                                                     ===========    ===========

The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                           SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                JULY 31,                      JULY 31
                                                      --------------------------    --------------------------
                                                          2000           1999           2000           1999
                                                      -----------    -----------    -----------    -----------
Sales                                                 $   353,600    $   217,700    $   125,500    $   127,200
                                                      -----------    -----------    -----------    -----------

Cost of sales and operating expenses:
     Cost of merchandise sales                            175,300        130,500         63,000         57,900
     Selling, general and administrative expenses         460,600        259,700        229,300        151,400
     Website development costs                            233,700             --         61,400             --
     Advertising expense                                   11,300            900             --             --
                                                      -----------    -----------    -----------    -----------


         Total cost of sales and operating expenses       880,900        391,100        353,700        209,300
                                                      -----------    -----------    -----------    -----------


Operating (loss)                                         (527,300)      (173,400)      (228,200)       (82,100)
                                                      -----------    -----------    -----------    -----------


Other (expense)income:
     Interest expense                                     (81,900)       (24,800)       (42,500)       (13,100)
     Interest income                                        8,000             --          2,100             --
                                                      -----------    -----------    -----------    -----------

     Total other (expense)                                (73,900)       (24,800)       (40,400)       (13,100)
                                                      -----------    -----------    -----------    -----------


(Loss) from operations before provision for
       income taxes                                      (601,200)      (198,200)      (268,600)       (95,200)

Provision for income taxes                                     --             --             --             --
                                                      -----------    -----------    -----------    -----------


Net (loss)                                            $  (601,200)   $  (198,200)   $  (268,600)   $   (95,200)
                                                      ===========    ===========    ===========    ===========

Per share data:
     Basic (loss) per common share                    ($      .13)   ($      .05)   ($      .06)   ($      .02)
                                                      ===========    ===========    ===========    ===========

Weighted average number of shares outstanding           4,542,944      4,085,709      4,577,376      4,085,709
                                                      ===========    ===========    ===========    ===========

The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                 SIX MONTHS ENDED
                                                                      JULY 31,
                                                              ----------------------
                                                                 2000         1999
                                                              ---------    ---------
Cash flows from operating activities:
     Net (loss)                                               $(601,200)   $(198,200)
     Adjustments to reconcile net (loss) to net
        cash provided (used) by operating activities:
         Depreciation and amortization                            2,000       (2,200)
         Shares issued for services                              33,400           --
         Change in operating assets and liabilities:
            (Increase) decrease in accounts receivables         (10,300)      47,000
            (Increase) in inventories                           (25,400)      (1,800)
            (Increase) in prepaid expenses and other assets     (55,800)          --
             Increase (decrease) in accounts payable             74,400       (2,200)
                                                              ---------    ---------

Net cash (used) by operating activities                        (582,900)    (157,400)
                                                              ---------    ---------

Cash flows from investing activities:
      Increase in fixed assets                                  (25,400)     (60,500)
                                                              ---------    ---------

Net cash (used) by investing activities                         (25,400)     (60,500)
                                                              ---------    ---------

Cash flows from financing activities:
      Sale of common stock                                        1,600           --
     Sale of convertible subordinated debentures                325,000      390,000
     (Decrease) in notes payable                                 (4,000)      (1,800)
     (Decrease) in loans from officers                               --     (164,700)
                                                              ---------    ---------
Net cash provided by financing activities                       322,600      223,500
                                                              ---------    ---------

(Decrease) increase in cash                                    (285,700)       5,600

Cash at beginning of period                                     649,700        5,000
                                                              ---------    ---------

Cash at end of period                                         $ 364,000    $  10,600
                                                              =========    =========

Supplemental information:
     Interest expense paid                                    $   1,500    $  20,800
     Federal income tax paid                                         --           --

The accompanying notes are an integral part hereof.

                               THE MNI GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FIANANCIAL STATEMENTS
              -----------------------------------------------------

                                  JULY 31, 2000
                                  -------------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 2000, and the results of its operations and cash flows for the six months ended July 31, 2000 and 1999. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 2000, which is included in its Annual Report on Form 10-K filed in April 2000. The results of operations for the period ended July 31, 2000 are not necessarily indicative of the operating results for the full year.


1.   LOSS PER COMMON SHARE:
     ---------------------

     Income per share is computed on the weighted average number of shares outstanding. The inclusion of common stock equivalents (warrants and options) in this computation would be antidilutive.


2.   STOCK ISSUANCES:
     ---------------

     On February 1, 2000, the Company issued 400,000 shares of its common stock in exchange for an obligation of $30,000. In addition, on April 29, 2000, the Company completed the sale of 66,667 shares of its common stock to an employee who was formerly a consultant for $5,000.

     Through May 11, 2000, the Company has issued additional options to purchase 206,000 shares of its common stock at exercise prices varying between $.10 to $.875. Of these options, 96,000 expire on November 1, 2004, the remaining 110,000 options expire on November 1, 2009.


3.   SALE OF ADDITIONAL 10% CONVERTIBLE SUBORDINATED DEBENTURES:
     ----------------------------------------------------------

     The Company has offered for sale an additional $750,000 of its 10% Convertible Subordinated Debentures with terms similar to those sold in the prior fiscal year. These debentures are convertible into the Company's common stock at a conversion rate of $.375 per share. The debentures are due on July 31, 2001 or at such time as the Company amends its certificate of incorporation to permit the issuance of these shares. As of July 31, 2000, the Company sold $325,000 of these debentures and an additional $100,000 was sold as of August 21, 2000.

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

Comparison of Three Months Ended July 31, 1999 and 2000.

Sales for the three months ended July 31, 2000 were $125,500 as compared with sales of $127,200 for the comparable period in 1999, a decrease of 1.3%. Cost of sales increased from $57,900 for the three months ended July 31, 1999, or 45.5% of sales, to $63,000, or 50.2% of sales, for the comparable period in 2000. The increase in cost of sales as a percentage of sales for the quarter ended July 31, 2000 was due to the effect of the sale of products with different gross profit margins than those of the prior period. Selling, general and administrative expenses increased 51.5% to $229,300 from $151,400. These expenses consisted primarily of salaries and related costs of $90,500; professional fees of $21,200 and consulting fees of $63,400. This increase was primarily attributable to the expenditure of $63,400, representing the cost for the development of the content on the Internet site devoted to Gender-Specific Health. In addition, the Company paid $61,400 during the quarter to an outside contractor for the construction of the website. For the three months ended July 31, 2000, the Company incurred an operating loss of $228,200 as compared to an operating loss of $82,100 for the comparable period in 1999. As a result of these increased operating costs the Company had a loss from continuing operations of $268,600 or ($.06) per share, as compared to a loss of $95,200 or ($.02) per share for the comparable period in 1999.

Interest expense was $42,500 and interest income was $2,100 for the three months ended July 31, 2000, as compared to interest expense of $13,100 during the comparable period of 1999. The increase in interest expense is primarily due to interest on the $1,846,300 principal amount of 10% Convertible Subordinated Debentures outstanding which were issued after July 31, 1999. Interest income is due to the cash balances maintained by the Company since the sale of the Debentures.

Comparison of Six Months Ended July 31, 1999 and 2000.

Sales for the six months ended July 31, 2000, were $353,600 as compared with sales of $217,700 for the comparable period in 1999, an increase of 62.4%. The increase in sales was primarily due to network marketing collagen sales and to the introduction of a new line of products developed for the Company's e-commerce division now known as His and Her Medicine.com, (formerly Womens Health Network.com) a division of the MNI Group Inc. Cost of sales increased from $130,500 for the six months ended July 31, 1999, or 59.9% of sales, to $175,300, or 49.6% of sales, for the comparable period in 2000. Selling, general and administrative expenses increased 77.4% to $460,600 from $259,700. These expenses consisted primarily of salaries and related costs of approximately

$189,000, professional fees of $78,000 and consulting fees of $81,000. This expense of $81,000 represents the cost for the development of the content on the Internet site devoted to Gender-Specific Health. In addition, the Company paid $234,000 during the six months ended July 31, 2000 to an outside contractor for the construction of the website. For the six months ended July 31, 2000, the Company incurred an operating loss of $527,300 as compared to an operating loss of $173,400 for the comparable period in 1999. This loss was primarily due to the increase in selling, general and administrative expenses and approximately $234,000 for the construction of its website. The Company incurred a loss from continuing operations of $601,200 or ($.13) per share, as compared to a loss of $198,200 or ($.05) per share for the comparable period in 1999.

Interest expense was $81,900 for six months ended July 31, 2000, as compared to $24,800 during the comparable period of 1999 due to interest on the $1,846,300, principle amount of 10% Convertible Subordinated Debentures outstanding which were issued after July 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2000, the Company had cash of $364,000 as compared to cash of $649,700 on January 31, 2000. During the first quarter of 2000, the Company determined that in order to sustain its existing business operations and to successfully implement its plan of developing a line of women's supplements and an Internet website devoted to Gender-Specific Medicine, additional capital would be required. During the year ended January 31, 2000, the Company completed the private placement of $1,521,250 principal amount of 10% Convertible Subordinated Debentures. The Convertible Subordinated Debentures are convertible into shares of common stock at $.075 per share. As of August 21, 2000, the Company sold an additional $425,000 of its 10% Convertible Subordinated Debentures which are convertible at $.375 per share and will become due and payable at July 31, 2001(See Note 3 to the financial statements) The holders of the Convertible Subordinated Debentures must automatically convert their debentures at such time as the Company amends its certificate of incorporation to increase its authorized common stock (currently 10,000,000 shares) to an amount sufficient to permit the conversion of the debentures. In the event the Company does not amend its Certificate of Incorporation, the original series of debentures totaling $1,521,500 will become due and payable at October 1, 2000. At present, the Company does not have the resources to meet this obligation.

The Company still requires additional funds to complete the launch of its Gender-Specific Health site and commence marketing of its line of women's supplements and intends to raise additional funds during the Company's fiscal year. There can be no assurance the Company will be successful in raising such funds and that if additional funds are raised, that the Company's existing business operations will improve, or that the development of the line of women's supplements and the website for Gender-Specific Health will be successful. The inability to raise additional funds will materially effect the future business operations of the Company.

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

                                            THE MNI GROUP INC.
                                            (registrant)

Dated: September 6, 2000
                                            By: /s/ ARNOLD GANS
                                            -----------------------
                                                    Arnold Gans
                                                    (President)