Form 10-Q
period 2000-10-31
GENDER SCIENCES INC
filed 2000-12-13
CIK 722617

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

                FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 2000
                ------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18349

                                  -------------

                  GENDER SCIENCES, INC. F/K/A THE MNI GROUP INC.
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

              6,687,519 SHARES OF COMMON STOCK AT OCTOBER 31, 2000.
================================================================================

                              GENDER SCIENCES, INC.

                            F/K/A THE MNI GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              OCTOBER 31,    JANUARY 31,
                                                                 2000          2000
                                                              -----------    -----------
Current assets:
     Cash                                                     $   201,100    $   649,700
     Accounts receivable (net of allowance)                        25,300         14,000
     Inventories                                                  101,300         83,400
     Other current assets                                         103,500         23,000
                                                              -----------    -----------

         Total current assets                                     431,200        770,100
                                                              -----------    -----------

Fixed assets, net of accumulated depreciation
     of $96,700 and $91,100, respectively                          82,800          9,800
                                                              -----------    -----------

Other assets:
     Security deposits                                             15,200         15,200
     Trademark (net of amortization)                                3,700             --
                                                              -----------    -----------
                                                                   18,900         15,200
                                                              -----------    -----------

                                                              $   532,900    $   795,100
                                                              ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                    $   362,400    $   226,100
     Notes payable-short term                                      47,000         61,000
     10% Convertible subordinated debentures                    1,521,300      1,521,300
                                                              -----------    -----------
         Total current liabilities                              1,930,700      1,808,400
                                                              -----------    -----------

Stockholders' (Deficit):
     Common stock, no par value; 70,000,000
        shares authorized at October 31, 2000;
        10,000,000 shares authorized at January 31, 2000;
        6,687,519 shares issued and outstanding
        at October 31, 2000; 4,110,709 shares issued
        and outstanding at January 31, 2000                     7,862,300      7,313,900

     Accumulated deficit                                       (9,249,700)    (8,316,800)
                                                              -----------    -----------

                                                               (1,387,400)    (1,002,900)
     Less treasury stock                                          (10,400)       (10,400)
                                                              -----------    -----------
                                                               (1,397,800)    (1,013,300)
                                                              -----------    -----------
                                                              $   532,900    $   795,100
                                                              ===========    ===========

The accompanying notes are an integral part hereof.


                              GENDER SCIENCES, INC.

                            F/K/A THE MNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          NINE MONTHS ENDED             THREE MONTHS ENDED
                                                             OCTOBER 31,                   OCTOBER 31,
                                                         2000           1999           2000           1999
                                                      -----------    -----------    -----------    -----------
Sales                                                 $   489,400    $   376,500    $   135,800    $   158,800
                                                      -----------    -----------    -----------    -----------
Cost of sales and operating expenses:
     Cost of merchandise sales                            247,400        214,300         72,100         83,800
     Selling, general and administrative expenses         708,000        375,800        289,800        116,100
     Web-site costs                                       347,900             --
                                                                                         70,500             --
     Advertising expense                                   11,700          6,400          1,700          5,500
                                                      -----------    -----------    -----------    -----------

         Total cost of sales and operating expenses     1,315,000        596,500        434,100        205,400
                                                      -----------    -----------    -----------    -----------

Operating (loss)                                         (825,600)      (220,000)      (298,300)       (46,600)
                                                      -----------    -----------    -----------    -----------

Other (expense) income:
     Interest expense                                    (132,600)       (58,900)       (50,700)       (34,100)
     Interest income                                       11,500          1,800          3,500          1,800
     Forgiveness of debt                                   13,800        337,500         13,800        337,500
                                                      -----------    -----------    -----------    -----------
     Total other income (expense)                        (107,300)       280,400        (33,400)       305,200
                                                      -----------    -----------    -----------    -----------

 Income (loss) from operations before provision for
       income taxes                                      (932,900)        60,400       (331,700)       258,600

Provision for income taxes                                     --             --             --             --
                                                      -----------    -----------    -----------    -----------
Net income (loss)                                     $  (932,900)   $    60,400    $  (331,700)   $   258,600
                                                      ===========    ===========    ===========    ===========

Per share data:
     Basic income (loss) per common share             $      (.20)   $       .02    $      (.07)   $       .07
                                                      ===========    ===========    ===========    ===========

Weighted average number of shares outstanding           4,654,314      3,960,906      4,879,250      3,712,672
                                                      ===========    ===========    ===========    ===========


The accompanying notes are an integral part hereof.

                              GENDER SCIENCES, INC.

                            F/K/A THE MNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                     OCTOBER 31,
                                                                 2000           1999
                                                              -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                        $  (932,900)   $    60,400
     Adjustments to reconcile net income (loss) to net
        cash provided (used) by operating activities:
         Depreciation and amortization                              5,700         (3,300)
         Shares issued for services and debt                       46,800             --
         Change in operating assets and liabilities:
            (Increase) decrease in accounts receivables           (11,300)        35,300
            (Increase) in inventories                             (17,900)       (21,800)
            (Increase) in prepaid expenses and other assets       (80,500)        (5,600)
             Increase (decrease) in accounts payable and
             accrued expenses                                     136,300       (290,700)
                                                              -----------    -----------

Net cash (used) by operating activities                          (853,800)      (225,700)
                                                              -----------    -----------

Cash flows from financing activities:
     (Decrease) in long-term debt                                      --        (75,000)
     (Decrease) in notes payable                                  (14,000)       (21,200)
     (Decrease) in loans from officers                                 --       (196,300)
     Sale of convertible subordinated debenture                   500,000      1,148,700
     Purchase of treasury shares                                       --       (100,000)
     Sale of treasury shares                                           --         89,600
     Sale of common stock                                           1,600             --
                                                              -----------    -----------
Net cash provided by financing activities                         487,600        845,800
                                                              -----------    -----------

Cash flows from investing activities:
     Increase in fixed assets                                     (78,600)      (120,300)
     Increase in trademark                                         (3,800)            --
                                                              -----------    -----------
Net cash used by investing activities                             (82,400)      (120,300)
                                                              -----------    -----------

Increase (decrease) in cash                                      (448,600)       499,800

Cash at beginning of period                                       649,700          5,000
                                                              -----------    -----------

Cash at end of period                                         $   201,100    $   504,800
                                                              ===========    ===========

Supplemental information:
     Interest expense paid                                    $     3,200    $    38,650
     Federal income tax paid                                           --             --

The accompanying notes are an integral part hereof.

                              GENDER SCIENCES, INC.

                            F/K/A THE MNI GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2000

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2000, and the results of its operations and cash flows for the nine months ended October 31, 2000 and 1999. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 2000, which is included in its Annual Report on Form 10-K filed in April 2000. The results of operations for the period ended October 31, 2000 are not necessarily indicative of the operating results for the full year.

    On October 19, 2000 at the Company's annual meeting, the stockholders voted to change the Company's name to Gender Sciences, Inc. In addition, the stockholders voted to increase the authorized number of shares to 70,000,000. This resulted in the second round of debentures and accrued interest to automatically convert into 2,053,836 shares of common stock. The original $1,521,300 debenture issue was due on October 1, 2000 and did not automatically convert on October 19, 2000. Each debenture holder has the right to convert or seek repayment. It is management's belief that each debenture holder will convert their debentures and accrued interest into common stock.

1.  LOSS PER COMMON SHARE:

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

    Through November 30, 2000, the Company has issued additional options to purchase 258,500 shares of its common stock at exercise prices varying between $.10 to $.875. Of these options, 148,500 expire on November 1, 2004, the remaining 110,000 options expire on November 1, 2009.

                              GENDER SCIENCES, INC.

                            F/K/A THE MNI GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                OCTOBER 31, 2000

3.  SALE OF ADDITIONAL 10% CONVERTIBLE SUBORDINATED DEBENTURES:

    The Company had offered for sale an additional $750,000 of its 10% Convertible Subordinated Debentures with terms similar to those sold in the prior fiscal year. These debentures were convertible into the Company's common stock at a conversion rate of $.25 per share. The debentures were due on July 31, 2001 or at such time as the Company amends its certificate of incorporation to permit the issuance of these shares. The Company had sold $500,000 of these debentures, which with accrued interest of $13,459 were converted into 2,052,836 shares of common stock, on October 23, 2000.

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

Comparison of Three Months Ended October 31, 1999 and 2000.

Sales for the three months ended October 31, 2000 were $135,800 as compared with sales of $158,800 for the comparable period in the prior year, a decrease of 14.5%. Cost of sales decreased from $83,800 for the three months ended October 31, 1999, or 52.8% of sales, to $72,100, or 53.1% of sales, for the comparable period in 2000. Selling, general and administrative expenses increased 149.6% to $289,800 from $116,100. These expenses consisted primarily of salaries and related costs of $141,300; professional fees of $42,800; consulting fees of $20,800 and other costs of $84,900. The increase from the prior year was due to additional costs related to development of the Company's Internet site devoted to gender specific health. These increased costs included salaries and related benefits of approximately $64,600, professional and consulting fees of $74,800, insurance of $20,000 and other related costs of $14,300. In addition, the Company expended $70,500 for the development and maintenance of its website and did not have a comparable cost in the prior period. For the three months ended October 31, 2000, the Company incurred an operating loss of $298,300 as compared to an operating loss of $46,600 for the comparable period in the prior year. As a result of these increased operating costs the Company had a net loss of $331,700 or ($.07) per share, as compared to income of $258,600 or $.07 per share for the comparable period in the prior year.

Interest expense was $50,700 and interest income was $3,500 for the three months ended October 31, 2000, as compared to interest expense of $34,100 and interest income was $1,800 during the comparable period of the prior year. The increase in interest expense was primarily due to interest on the $2,021,500 principal amount of 10% Convertible Subordinated Debentures which were issued after October 31, 1999, of which $500,000 principle amount, together with accrued interest, was converted into the Company's common stock during the quarter. Interest income was due to the cash balances maintained by the Company since the sale of the Debentures. Forgiveness of debt was $13,800 (as a result of a settlement of an outstanding loan obligation) for the three months ended October 31, 2000 and $337,500 (see Form 10-K for the year ended January 31, 2000) for the comparable period of the prior year.

Comparison of Nine Months Ended October 31, 1999 and 2000.

Sales for the nine months ended October 31, 2000 were $489,400 as compared with sales of $376,500 for the comparable period in the prior year, an increase of 30%. The increase in sales was primarily due to collagen-based products and the Healthy Nut (soybean) program. Cost of sales increased from $214,300 for the nine months ended October 31, 1999, or 56.9% of sales, to $247,400, or 50.6% of sales, for the comparable period in 2000. Selling, general and administrative expenses increased 88.4% to $708,000 from $375,800. These expenses consisted primarily of salaries and related costs of $332,300; professional fees of $120,900; consulting fees of $59,500 and other costs of $195,300. The increase from the prior year was due to additional costs related to development of its Internet site devoted to gender specific health. These increased costs included salaries and related benefits of approximately $94,100, professional and consulting fees of $176,800, insurance of $20,100 and other related costs of $41,200. In addition, the Company expended $347,900 for the development and maintenance of its website and did not have a comparable cost in the prior period. For the nine months ended October 31, 2000, the Company incurred an operating loss of $825,600 as compared to an operating loss of $220,000 for the comparable period in the prior year. This loss was primarily due to the increase in selling, general and administrative expenses and the construction of its website. The Company incurred a net loss of $932,900 or ($.20) per share, as compared to a profit of $60,400 or $.02 per share for the comparable period in the prior year.

Interest expense was $132,600 for the nine months ended October 31, 2000 and interest income was $11,500, as compared to $58,900 of interest expense and $1,800 of interest income during the comparable period of the prior year. Interest expense was primarily attributable to the $2,021,500 principle amount of 10% Convertible Subordinated Debentures which were issued after October 31, 1999 of which $500,000 principle amount, together with accrued interest, was converted into the Company's common stock. Forgiveness of debt was $13,800 for the nine months ended October 31, 2000 and $337,500 for the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2000, the Company had cash of $201,100 as compared to cash of $649,700 on January 31, 2000. The Company had a working capital deficit of approximately $1,500,000 as of October 31, 2000. It is management's belief that the $1,521,250 of outstanding debentures will be converted into common stock. This conversion will have a positive material affect upon the Company's working capital. During the nine month's ended October 31, 2000, the Company used $853,800 for operations as compared to the use of $225,700 for the comparable period in the prior year. This increase was due primarily to amounts expended for the development of the Company's Website.

During the first quarter of 2000, the Company determined that in order to sustain its existing business operations and to successfully implement its plan of developing a line of women's supplements and an Internet website devoted to Gender-Specific Medicine, additional capital would be required. During the year ended January 31, 2000, the Company completed the private placement of $1,521,250 principal amount of 10% Convertible Subordinated Debentures. The Convertible Subordinated Debentures are convertible into shares of common stock at $.075 per share. As of September 6, 2000, the Company sold an additional $500,000 of its 10% Convertible Subordinated Debentures which were convertible at $.25 per share. (See Note 3 to the financial statements). During the quarter the Company converted the additional $500,000 principle amount of debentures with accrued interest of $13,459 into its common stock at a conversion rate of $.25 per share. The original $1,521,250 debenture issue was due on October 1, 2000 and did not automatically convert on October 23, 2000 (the date the Company filed an amendment to its Certificate of Incorporation increasing its authorized capitalization to 70,000,000 shares of common stock). Each debenture holder has the right to convert or seek repayment. It is management's belief that all of the debentures and accrued interest will be converted into common stock. At present the Company does not have the resources to repay the debentures.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting ("Meeting") of Shareholders of the Company was held on October 19, 2000. The 3,735,767 shares of common stock ("Common Stock") present at the Meeting out of a then total 4,633,683 shares outstanding and entitled to vote, acted as follows with respect to the following proposals:

              Approved, by a vote of: 3,734,767 shares of Common Stock for and 1,000 shares against the election of Arnold M. Gans as a director of the Company; 3,734,767 shares of Common Stock for and 1,000 shares against the election of Myra D. Gans as a director of the Company; 3,735,267 shares of Common Stock for and 500 shares against the election of Lawrence S. Burstein as a director of the Company; and 3,735,267 shares of Common Stock for and 500 shares against the election of Alan Gaines as a director of the Company. In addition, no shares of Common Stock were voted against the election of all of the nominees.

              Approved, by a vote of 3,731,617 shares of Common Stock for and 1,100 shares against an amendment to the Company's Certificate of Incorporation to change the name of the Company to Gender Sciences, Inc.

              Approved, by a vote of 3,692,260 shares of Common Stock for and 16,041 shares against an amendment to the Company's Certificate of Incorporation to increase the Company's authorized Common Stock from 10,000,000 shares to 70,000,000 shares.

              Approved, by a vote of 2,528,840 shares of Common Stock for and 18,041 shares against the adoption of the Company's 2000 Long-Term Incentive Stock Plan.

              Ratified, by a vote of 3,733,467 shares of Common Stock for and 15,000 shares against the selection of Goldstein & Ganz, P.C. as the Company's independent certified public accountants for the fiscal year ending January 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K - None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GENDER SCIENCES, INC. F/K/A THE MNI GROUP INC. (registrant)

DATED: DECEMBER 8, 2000

                                   By: /s/ ARNOLD GANS
                                   -----------------------------------
                                           Arnold Gans
                                           (President)