Form 10-K
period 2001-01-31
GENDER SCIENCES INC
filed 2001-04-30
CIK 722617

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: JANUARY 31, 2001
                 ----------------------------------------------
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18349
                                  -------------

                              GENDER SCIENCES, INC.
                           (F/K/A The MNI Group, Inc.)
            ---------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEW JERSEY                           22-2383025
         -------------------------------            -------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. [ ]

The number of shares outstanding of the Registrant's common stock is 29,359,680 (as of 4/25/01). The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $5,578,339.20 (as of 4/25/01).

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                                ---------------

                                Table of Contents


                                      10-K


--------------------------------------------------------------------------------
         PART I                                                3
--------------------------------------------------------------------------------
              Item 1                                           3
--------------------------------------------------------------------------------
              Item 2                                           13
--------------------------------------------------------------------------------
              Item 3                                           14
--------------------------------------------------------------------------------
              Item 4                                           14
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         PART II                                               14
--------------------------------------------------------------------------------
              Item 5                                           14
--------------------------------------------------------------------------------
              Item 6                                           15
--------------------------------------------------------------------------------
              Item 7                                           16
--------------------------------------------------------------------------------
              Item 8                                           F-1
--------------------------------------------------------------------------------
              Item 9                                           22
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         PART III                                              22
--------------------------------------------------------------------------------
              Item 10                                          22
--------------------------------------------------------------------------------
              Item 11                                          23
--------------------------------------------------------------------------------
              Item 12                                          25
--------------------------------------------------------------------------------
              Item 13                                          25
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         PART IV                                               26
--------------------------------------------------------------------------------
              Item 14                                          26
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         EXHIBITS
--------------------------------------------------------------------------------

                                     PART I

Item 1.  BUSINESS


GENERAL DEVELOPMENT OF BUSINESS / INTRODUCTION

         Gender Sciences, Inc. ("The Company"), (F/K/A as The MNI Group, Inc.), has primarily been engaged in the development and distribution of nutritional and health products. The Company has developed a line of proprietary nutritional supplements for women to be sold under the FemChoice(TM)label or alternatively to be made under private label for various distribution channels. (See " Network Marketing"). The Company has also completed the development of an internet site, His and Her Medicine.com, which is intended to provide comprehensive health care information for women and men on a broad range of conditions. (See: "Business - Internet marketing Opportunity").

INDUSTRY TRENDS AND STRATEGY

         The Company believes that the markets for nutritional products is expanding and wants to be a leader in proving gender-specific products, services and information. By responding to these trends, the Company believes that it can become a premier marketer of health and nutritional products and can have the opportunity to penetrate niche markets of minority populations whose healthcare needs have been largely overlooked.

         o Rapid growth of the healthcare industry fueled by the link between diet, nutrition and disease.

         o A growing disenchantment with traditional treatment creates enhanced use of preventive and alternative treatments, including natural and nutrition based remedies.

         o Burgeoning niche markets of African-American and Hispanic populations whose health-care needs are underserved. The Company believes that there are few if any companies focusing on these groups through network marketing.

         o Consumer demand for comprehensive health information is rising. The Company believes that there is a significant and growing population who are dissatisfied with their healthcare. The establishment of the Company's web site with detailed gender-specific health information developed in conjunction with its Health Advisory board, is intended to redefine the way health and wellness information is provided and used.

         The Company has had a very limited operating history in the gender-specific health care arena on which to base an evaluation of its business and prospects.

INDUSTRY OVERVIEW / NUTRITIONAL SUPPLEMENTS

         The nutritional supplements industry is highly fragmented and intensely competitive. It includes companies that manufacture and distribute products that are generally intended to enhance the body's performance and well-being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived there from. Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients. With certain limited exceptions, the sale of nutritional supplements is not subject to FDA approval prior to sale. See "Government Regulation" below.

         Sales in the vitamin/supplement market in which the Company's products compete totaled approximately $14.68 billion in 1999, (Nutrition Business Journal), and have been experiencing a double-digit annual growth rate, (N/Sight, The Hartman Group; Winter 1998-9.). The Company believes the growth in the nutritional supplement market is driven by several factors, including (i) the general public's heightened awareness and understanding of the connection between diet and health, (ii) the aging population, particularly the baby-boomer generation, which is more likely to consume nutritional supplements, (iii) product introduction in response to new scientific research and (iv) the nationwide trend toward preventive medicine.

         The Company, in developing its products, elected to focus on the women's market because women are the primary household shoppers and are predominately the KEY health care decision-makers for their family.

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

MARKETING AND DISTRIBUTION STRATEGY

         In order to take advantage of the burgeoning interest in alternative remedies, the Company has developed a strategy focusing primarily on reaching the large minority populations in the U.S. through alliances with certain network marketing companies as described below. The Company recognizes that the success of its strategy will be dependent upon the quality of its products; its ability to establish brand name recognition for its products; its ability to continue to develop new products; the ability of its management and the people associated with the Company to implement and execute its strategy and the ability of the management of the network marketing companies to successfully attract independent distributors. There is no certainty that the Company will be successful in implementing its strategy. In addition, the market for nutritional supplements is extremely competitive. There are a significant number of companies with substantially greater resources and with established brands presently being marketed.

NETWORK MARKETING

         Network Marketing covers any type of selling that uses independent representatives working on commission and further permits the independent representative to recruit other independent distributors and to draw a commission from the sales of those recruits. In 1998, Network Marketing sales attributable to personal care and wellness products were $4.38 billion, (Nutrition Business Journal (Volume IV, No. 6, Industry Overview 1999).

         The Company, consistent with its strategy to focus on niche markets, has entered into an agreement with E2K Inc., ("E2K"), a network marketing company focused on the African-American market. E2K recently began its network-marketing program, pursuant to which it is selling the Company's nutritional supplements under the label, "Carver-Curtis", (the exclusive rights to the name and certain products formerly marketed under the Carver-Curtis label were acquired by the Company in 2001). The Company has signed a distribution agreement with E2K under the terms of which E2K is the exclusive distributor of the Carver-Curtis products in the network marketing arena.

         The Company believes that within the African-American community, the name "Carver-Curtis" has strong name recognition and will substantially enhance E2K's ability to sell its nutritional supplements. Initially E2K will offer 20 products. E2K intends to seek independent representatives by promoting through churches and other community based organizations. Initially, E2K intends to focus its recruiting efforts in the New York metropolitan region and thereafter expand to other urban locations where there is a significant African-American population. On a national basis, there are approximately 40,000 churches with an estimated 18,000,000 parishioners. Overall, the African-American population now exceeds 30 million.

         The Company believes that a significant opportunity exists for E2K to penetrate the African-American market in part because of the immediate brand name recognition of "Carver-Curtis" in the African-American community, and because presently there are very few multi-level network marketing companies offering nutritional supplements that are focused on the African-American community. Since the activities of E2K have only recently begun, there is no assurance that E2K's program will be successful in recruiting sufficient independent representatives to generate sufficient revenues for the Company or that even if the Company does sell its nutritional supplements to E2K that the business will be profitable.

         Under the terms of the agreement, the Company will be paid directly by E2K for all the nutritional supplements and all shipping costs. The Company will be responsible for shipping the nutritional supplements to each distributor. The Company also intends to publish a Carver/Curtis Healthletter that is exclusively for the E2K members. Each issue will provide health news and nutritional tips focused principally on conditions affecting the African-American population such as hypertension, sickle cell anemia, and diabetes. There will be six issues per year at a member cost of $19.95.

         The Company also is the supplier to Natural Living, a multi-level company located in Florida that focuses on the Hispanic market. The Company's management believes that next to the African-American market, the Hispanic market (with approximately 34 million population) offers very significant growth opportunities. The Company's nutritional supplements are being sold under a Spanish label. The Company sells these products in bulk quantities directly to the company's distribution warehouse. The Company is paid directly by Natural Living for all products.

         In pursuing this network marketing strategy, the Company believes that these arrangements afford it the best opportunity to sell its nutritional supplements without incurring the substantial marketing and other related costs associated with either attempting to sell its products at retail or to certain other end users (i.e. doctors, nurses etc.) which would require either a dedicated sales force or establishing distributor relationships. By eliminating its selling and marketing expenses, the Company believes it will achieve gross margins in excess of 50%. The Company also believes that in the present economic environment participating in a network marketing program, which does not require a person devoting full time to the program, affords the individual an opportunity to earn additional income without requiring a significant investment. For example, under the E2K program, a distributor for an initial investment of $450, (assuming the distributor recruits the maximum number of other independent distributors known as "downliners"), could receive commissions totaling more than $100,000.

         The Company has also formed an alliance with Family Health Network, Inc., ("Family Health"), a 2-1/2 year old multi-level marketing organization with approximately 5,000 distributors. Family Health network plans to open virtual stores where the Company's nutritional supplements may be purchased on-line. The virtual stores are being marketed to persons who want to own a home-based business through an advertising campaign in 26 major cities throughout the United States. Each owner is obligated to purchase a minimum of $300 worth of the Company's products from the Company's e-commerce area of its Internet site in order to launch their store. The Company has developed three new products for Family Health in addition to its existing products: MACHO MAN, a male performance enhancer with all natural herbs including Yohimbe and Maca extracts, known to help increase blood flow to erectile tissue as well as to increase libido; SEXTASY CREAM that helps increase the intensity of sexual pleasure for men and women; and COLOSTRUM-C, an energy and anti-aging product that is more fully described below.

         The Company continues to explore several other multi-level opportunities to further enhance the sale of its nutritional supplements. There is no assurance any of the alliances described herein will be successful or that the Company's operations will become profitable as a result of these alliances.

NEW PRODUCT DEVELOPMENTS

         The Company believes that to remain competitive, it is necessary to continually introduce new products. Recently, the Company has introduced a new product, plans to re-introduce a product that it has been marketing for many years, and is preparing prototypes for several other products.

         The new product is called "Immuno-C" and is designed to boost the immune system and increase a person's energy level. The active ingredients of "Immuno-C" are Colostrum and a non-acid form of Vitamin C. These are delivered in a patented "quickmelt" wafer for instant absorption. Colostrum is the fluid secreted by the mammary glands just after childbirth that contains the highest content of immunoglobulins (antibodies) and other immune boosters and energizing elements, (proteins). Colostrum is taken during the first 2-4 hour collection called colostrogenesis when the concentration of the active components is at peak. Studies have shown that Colostrum assists the immune system in fighting disease before its onset or by slowing disease down as it progresses on its destructive path. Research further indicates that colostrum may be useful in providing protection against infectious agents and their toxins thereby providing systemic immunological enhancement and promoting general health and healing of the body.

         To the best of knowledge of the Company, there are a limited number of companies offering a product with Colostrum taken during the first 2-4 hours, the peak period for the components and no other company is presently offering Colostrum in a "quickmelt" wafer form. The Company plans to market this product to doctors and clinics that specialize in anti-aging, and the treatment of viral and bacterial infections that depress the immune system such as HIV/AIDS. Colostrum may be helpful to these patients in delivering energy and fortifying the immune system, thus improving the quality of life and helping to fight infectious organisms. The Company has already received initial orders for 1,000 bottles of Immuno-C from a specialty care provider company that specializes in the treatment of patients with chronic medical conditions. Their staff includes experienced pharmacists, dieticians, client service coordinators, and reimbursement specialists. The specialty care provider is seeking approval from Medicaid to make Immuno-C reimbursable, the consequence of which would be to make this product also affordable to a larger population of sufferers, thereby increasing the potential market for the product.

         The Company during the past ten years has sold in limited amounts its EMF, a collagen hydrolysate used as nutritional support for wasting disease, to nursing homes and hospitals. The Company received a series of patents for EMF covering oral administration, preventing nutritional deficiency, treating nutritional deficiency during wasting disease and certain other conditions, and as a method of treating obesity, (see "PATENTS"). Studies with EMF have demonstrated weight stabilization and weight gain in wasting disease patients. The importance of this is the improvement of the quality of life to those patients who feel more energized after using EMF. The Company believes there is a significant market for this product, in particular, nursing homes and hospitals. EMF is also attractive for the anti-aging market, the most rapidly growing field in the nutrition market, because of its energy delivering qualities. Because the amino acids in EMF have been hydrolyzed, (predigested), the body can quickly absorb and utilize the benefits without interference from the normal digestive process.

         The Company also has entered discussions with the specialty care provider to create a bar for HIV/AIDS patients to deliver energy from specialized nutrients, and a high protein shake with natural killer cell booster ingredients.

         The Company believes that the Immuno-C, EMF, and its new line of anti-aging, immune boosting products create a line of products designed to address conditions associated with some of the most debilitating diseases afflicting people, including cancer and HIV/AIDS. The anti-aging market presents an opportunity for the Company because there is a marketing boom that appeals to the insecurities of a baby boomer graying population. They are, in effect, a captive audience seeking to delay aging and embracing this trend that blends alternative medicine with traditional medicine. There is no assurance that the Company will be able to successfully market these new products or that the sale of these products will be profitable for the Company.


PRODUCTS

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

9. CRANBERRY CONCENTRATE (soft gel) the natural and concentrated benefits of cranberries without the unnecessary sugars and colors found in juices. A definite need in acidifying urine and preventing bacteria from adhering to the bladder walls, a common female problem.

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

15. THE HEALTHY NUT (snack) SALTED, UNSALTED and HONEY ROASTED flavors. A natural snack high in protein and phytonutrients.

16. KAVA KAVA (capsule) Eases tension, relaxes muscles and helps contribute to a good night's sleep.

17. HUPERZINE A COMPLEX (tablets) contains an ingredient being tested in clinical trials in the United States for the treatment of memory loss associated with aging.

18.      PHYTO-TONIC (liquid) a true health formula dietary supplement.

19. NATURAL PLANT ESTROGENS (tablets) The natural way to help women who have an estrogen imbalance.

20.      SUPER EPA (soft gels) Omega 3 fatty acids consisting of
         Eicosapentaenoic Acid (EPA) and Docosahexaenoic Acid (DHA) provide benefits for the heart and circulatory system.

21. OLIVE LEAF EXTRACT (capsule) is similar in molecular configuration to well-established antioxidants such as the bioflavonoids, grape seed compounds, pycnogenol, soy isoflavones and green tea catechins.

22. COLON ENHANCER (capsule) contains natural, gentle fibers that help keep the entire gastrointestinal system functioning smoothly, while promoting the growth of helpful bacteria in the intestines.

23. BLACK CURRANT SEED OIL (soft gel) a comprehensive source of Omega 3 and Omega 6 (Essential Fatty acids). Important in the production of prostaglandins.

24. CELLU-SHRINK (capsule) is made from plant extracts and other dietary supplements. Works below the surface, where cellulite occurs.

25.      ESSENTIAL OILS (soft gel) Provides Omega 3, 6 and 9 Essential Fatty
         Acids.

26. FEVERFEW (capsule) Feverfew is derived from the Latin term for "chase away fevers." Provides anti-inflammatory properties.

27. COLLAGEN PLUS (liquid) nutritionally supports body structure and provides energy. Enhances lean body mass.

28. DONG QUAI (capsule) often called the "female ginseng", Dong Quai is an all-purpose herb used for a wide range of female complaints. This herb has been popular for centuries for its ability to invigorate and revitalize the body.

29. USRDA CALCIUM 1200 (wafers) a delicious chewable wafer flavored with malted milk. Provides the calcium necessary to prevent bone loss in women.

30. *MIRACLE RUBBING OIL (liquid) For fast relief from minor aches and pains including arthritis

31. *PRESSURE MAINTENANCE (liquid) An herbal potassium mineral complex used to help lower pressure.

32. *FRUIT AND VEGETABLE DETOX WASH (liquid) Cleans produce to remove pesticides, fungicides, herbicides, chemicals and toxins.

33. *STOPPS BUMPS SHAVING LOTION (liquid) A fully tested remedy for annoying and irritating ingrown hairs.

34.      *SAGE AND SULPHUR HAIR TREATMENT (cream) A true scalp tonic.

35. *HAIR ENRICHMENT FORMULA (liquid) helps control hair breakage, dry scalp, damaged hair and brittle ends.

36. *BLACK AND BEAUTIFUL CONDITIONER (liquid) Promotes easy care for all styles.

37.      *POTENCY PLUS (tablets) A male performance enhancer.

38. *SEXUAL ENHANCEMENT CREAM (cream) Increases intensity of sexual pleasure for men and women naturally.

         *These products are sold under the "Carter-Curtis" label.


MANUFACTURING

         The Company does not have a manufacturing facility, but relies on third parties to manufacture its products. The third party manufacturers are responsible for receipt and storage of raw material production and packaging and labeling of finished goods. At present, the Company is dependent upon manufacturers for the production of all of its products. To the extent the manufacturers should discontinue their relationship with the Company, the Company's sales could be adversely impacted. The Company believes at the present time it will be able to obtain the quantity of products it will need to meet orders.

COMPETITION

         The market for nutritional supplements is highly competitive with few barriers to entry. The Company will be competing with many health sites and nutritional supplement manufacturers as well as specialty health retailers, drug stores, supermarkets, and mass merchandisers. Many of the Company's potential competitors have significantly greater marketing and financial resources. The Company for many of the foregoing reasons has decided to focus on becoming the supplier for multi-level marketing organizations under exclusive supply arrangements where its financial resources can be focused on product procurement and product development instead of marketing against larger companies. The Company believes that there are a limited number of companies presently engaged in multi-level marketing to niche markets, however, there can be no assurance that the Company can successfully implement its new strategy.

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

PATENTS

         The Company owns four issued patents for its collagen Hydrolysate product. These are for (1) METHOD OF PROVIDING HIGH-PROTEIN NUTRITION BY THE ORAL ADMINISTRATION OF A PREDIGESTED PROTEIN COMPOSITION, (2) METHOD OF COMPOSITION FOR PREVENTING NUTRITIONAL DEFICIENCY, (3) METHOD OF TREATING NUTRITIONAL DEFICIENCY DURING CARDIAC CACHEXIA, DIABETES, HYPOGLYCEMIA, GASTROENTEROLOGY, LIPID, CELL GLYCOGEN AND KERATIN RELATED SKIN CONDITIONS AND ALCOHOLISM, and (4) METHOD OF TREATING OBESITY BY THE ORAL ADMINISTRATION OF A PREDIGESTED PROTEIN COMPOSITION. Some of the products that the Company offers incorporate patented technology owned by others, but patents do not protect most of the Company's products.

COPYRIGHTS

         The Company has applied for copyright registration for the FemChoice brand. Proof of use has been filed and the Company awaits final approval.

LICENSES

         The Company has a five year exclusive license to the name "Carver-Curtis" for which it pays to the license holder a royalty of 10% on sales of six particular items out of the current 20 "Carver-Curtis" products. These six products had been manufactured at the Carver facility in Detroit and the formulas were turned over to the Company.

TRADEMARKS AND DOMAIN NAMES

         The Company owns the following domain names: womenshealthnetwork.com, hisandhermed.com, hisandhermed.net, hisandhermedicine.com, hisandhermedicine.net, menwomenandmedicine.com, menwomenandmedicine.net, menshealthnetwork.com, womenandgendermed.com, womenandgendermed.net, hischoice.net, kidshealthnetwork.com, genderhealth.net, gendermed.com, gendermed.net, gendermedicine.com, gendermedicine.net, genderspecificmed.com, genderspecificmed.net, genderspecificmedicine.com, genderspecificmedicine.net, hisandherhealthnews.com, hisandherhealhtnews.net, blackfamilyhealth.net, blackfamilymedicine.com, blackfamilymedicine.net, blackwomenshealth.net, femchoice.cc, menshealthnetwork.cc, whnnetwork.cc, womanshealthnetwork.cc ,womenshealthnetwork.cc, womenshealthnetwork.co.uk, saluddefamilia.com, saluddefamilia.net, and saluddemujer.com. domain names. The .cc is a new domain name extension.

         Under current domain registration practices, no one else can obtain an identical domain name, but can obtain a similar name or the identical name with a different suffix such as "net" or "org". The relationship between regulations governing domain names and the laws protecting trademarks and similar proprietary rights is evolving. Internet regulatory bodies regulate domain names and the present regulations may be subject to change.

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

         The FDA and other federal authorities are reviewing alternative approaches to assure the safety of vitamins, minerals, herbals and other products sold as dietary supplements. Increased regulatory oversight could subject the Company and other manufacturers and distributors of dietary supplements to increased production and compliance costs and possibly require capital expenditures. Future regulation affecting dietary supplements could result in a recall or discontinuance of certain products.

INTERNET MARKET OPPORTUNITY

         The Company during the past eighteen months has completed the development of an Internet site called His and Her Medicine.com intended to provide both men and women with proprietary, comprehensive, relevant and timely content regarding various health conditions. The Company's strategy was to establish its network as a recognized and comprehensive source of healthcare information and services on the Internet for women and men. The business model was to generate revenues from a variety of sources. (i) E-commerce transactions, such as sales of nutritional supplements (principally the Company's FemChoice branded line of products) (ii) sharing of revenues with other companies that have formed alliances with the Company to offer their products and services on the site, and (iii) fees from licensing of proprietary healthcare information to other health sites. Unfortunately, since the Company commenced its Internet development activities, the market for Internet services and products has materially deteriorated and as a result thereof, the Company has elected to de-emphasize the site pending a change in the environment for Internet sites and the establishment of a definitive plan to achieve profitability on the site.

         Although the Company presently has de-emphasized its site, it will continue to maintain the site at an estimated cost of approximately $2,000 per month. In connection with its relationship with Family Health Network and E2K, the Company will be using its Internet site to fill orders for nutritional supplements. The Company believes that its site provides very important information on gender-specific medicine, which has recently received significant interest in the medical community. Moreover, the Company has assembled a prestigious group of medical advisors and should the Company elect to discontinue its site, it might have resulted in the medical advisors discontinuing their relationship with the site.

HEALTH ADVISORY BOARD

         As part of the Company's strategy to create brand awareness of its site, and develop a reputation for quality healthcare information, it has formed a Health Advisory Board consisting of:


MYRON WEISFELDT, M.D.
The Samuel Bard Professor of Medicine

Chair, Department of Medicine at Columbia University College of Physicians &
         Surgeons (1991-present).
         National President of the American Heart Association (1989-1990). Current member of the National Advisory Council, National Institute of Aging.
         In 1998, he won the Gold Heart Award from the American Heart
         Association.
         Author of more than 250 papers for many publications including the Journal of Clinical Investigation, Circulation (Consulting Editor), and the New England Journal of Medicine


WENDY KLEIN, MD, FACP
       Program Director of the Dept. of Internal Medicine, Women's Health Residency Track.
       Associate Professor of Internal Medicine & OB/GYN
                  Virginia Commonwealth University, Richmond VA.


MARY DEKKER NETTLEMAN, MD
       Associate Dean for Primary Care
                 Virginia Commonwealth University, School of Medicine, Richmond Professor and Division Chair of General Internal Medicine
                  Virginia Commonwealth University, School of Medicine,Richmond


ELLEN SHAW DE PAREDES, MD
         Professor of Radiology, Chief of Breast Imaging Section,
                  Medical College of Virginia, Richmond
         President, Virginia chapter of the American College of Radiology-
                  current
         Author of:  ATLAS OF FILM - SCREEN MAMMOGRAPHY
                  Urban and Schwarzenberg Publishing Co., Baltimore, Maryland. 1988, 364 pages
         ATLAS OF FILM - SCREEN MAMMOGRAPHY, 2nd Edition
                  Williams and Wilkins, Baltimore. 1992, 650 pages

BENJAMIN H. LEWIS, M.D., F.A.C.C.
Assistant Professor of Medicine at Columbia University School of Physicians &
         Surgeons,(since 1982)
         Established the first Adult Cardiac Doppler Unit and the Exercise Echocardiography Laboratory at Columbia Presbyterian
         Medical Center/Eastside.
         Research Fellow in Cardiology at Harvard Medical School. (1980-82). Author of many published articles including those in the Journal of American College of Cardiology, the New England Journal of Medicine, and The Journal of Gender-Specific Medicine. First cardiologist in New York State to be accredited for both transthoracic and stress echocardiography.


LAURI ROMANZI, M.D., FACOG,
         Clinical Assistant Professor at New York Hospital.
         Former Director of the Division of Urogynecology at the Hospital. Fellow of the American College of Obstetrics and Gynecology and is a member of numerous national and international professional committees including the International Continence Society, the American Urogynecologic Society. Member of the Editorial Advisory Board for The Journal of Gender-Specific Medicine. Concentrates on the effective behavioral, pharmacologic and surgical assessment and treatment of incontinence in women.


PETER D. VASH, MD, M.P.H.
       Assistant Clinical Professor of Medicine, UCLA Medical Center, CA Board Certified Internist
       Specialist in eating Disorders and Endocrinology


ROBERT STENSON, M.D., F.A.C.O.G.
       One of 750 Gynecological Oncologists worldwide
       American College of Obstetricians and Gynecologists, Diplomate Director of Gynecological Oncology at Holy Name Hospital, Teaneck, NJ


RALPH E. MARCUS, MD
       Chief of Rheumatology and Medical Director, Osteoporosis Program
                Hackensack University Medical Center, Hackensack, NJ
       Chief of Rheumatology and Medical Director, Osteoporosis Program
                Women's Outpatient Center, Holy Name Hospital, Teaneck, NJ


FRANK E. VOGEL, PH.D., MD
         Chief, Interventional Radiology, Holy Name Hospital, Teaneck, NJ Assistant Professor of Radiology, New York University Medical Center,
                New York, NY


ISAAC GREENBERG, PH.D.
        Instructor, Dept. of Psychiatry (Psychologist), Harvard Medical School Department of Psychiatry, Beth Israel Deaconess Medical Center,
                 Boston, MA


LINDA ARPINO, M.A., C.D.N., R.D.
         Community Nutritionist and Professor
                 New York State Dietetic Board of Directors


GARY D. WASSERMAN, MD
         Attending Urologist, Englewood Hospital and Medical Center
                 Englewood, NJ
         Attending Urologist, Holy Name Hospital, Teaneck, NJ


ANDREW M. SPECTOR, DMD, FAGD, FICOI
         Clinical Associate Professor
                Surgical and Prosthetic Implantology Program
                New York University, New York, NY


FAYE E. WILLIAMS, ESQ., PH.D.
         President & CEO of Natural Health Options, Inc., Washington, DC Former Counsel to the US Congress

CYNTHIA STAMPER GRAFF
         President and CEO of Lindora, Inc., Costa Mesa, CA Founder of the Lean for Life Foundation, a non-profit organization that promotes obesity research,educational programs, and funds weight control services to selected low income, morbidly obese, men, women and teenagers who meet the criteria.


JEFFREY SCHNEIDER
         Nutraceutical Consultant and hands-on leader in the nutrition industry since 1980.


HOWARD NADEL
         Director of Research the North Bronx Health Care Network in New York City.
         Consultant and lecturer for major pharmaceutical companies.

         The Company selected the members of the Advisory Board to take advantage of the professional's extensive experience in dealing with various women's health issues. Each of the members of the Medical Advisory Board has executed a letter agreement with the Company pursuant to which they agree to serve on the Medical Advisory board. As an inducement to each of the members of the Board, they have received option grants totaling between 10,000 and 25,000 options with the exception of Dr. Wendy Klein who received 150,000 as compensation for her one year term as Chairman of the Health Advisory Board and her work for the Company.

EMPLOYEES

         The Company presently has 6 employees.

RECENT DEVELOPMENTS

         In 1999 and 2000, the Company sold approximately $2,021,000 of its 10% Convertible Debentures ("Debentures"). In October and November 2000, these debentures and the accrued interest thereon became convertible into shares of the Company's common stock at exchange rates varying between $0.075 and $0.25 per share. In addition, the Company received a loan from Unity Capital of $130,000 through January 31, 2001. The Company intends to seek additional capital which is essential to permitting the Company to execute its new strategy. There can be no assurance the Company will be successful in raising new funds or that the terms under which the funds are raised are favorable to the Company.

PREVIOUS BUSINESS OPERATIONS

         During the fiscal year ending January 31, 2001, the revenues generated by the Company resulted from the sale of existing products, including nutritional supplements, pet products, and home remedy products.

         Commencing in the first quarter of 2001, the Company intends to focus on the sale of its branded products (Carver- Curtis) to E2K and its other products to network marketers.


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

Item 3.  LEGAL PROCEEDINGS

         None. (See Note 6 and Note 8 to the Financial Statements)


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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's Common Stock is currently traded over NASDAQ's Electronic Bulletin Board. Information as to the range of high and low bid quotations for the Company's Common Stock, for the periods indicated, as furnished by national Quotation Bureau incorporated, is set forth below:

                                                     BID
                                    -------------------------------------
THREE MONTHS ENDED                  HIGH                             LOW

January 31, 1999                    .062                             .062
April 30, 1999                      .03                              .03
July 31, 1999                       .07                              .07
October 31, 1999                    .25                              .25
January 31, 2001                    .0621                            .062
April 30, 2000                      .75                              .625
July 31, 2000                       .50                              .375
October 31, 2000                    .50                              .50
January 31, 2001                    .312                             .187


The above bid quotations represent prices between dealers and do not include actual retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         (b) As of April 17,2001, there were approximately 112 record holders of the Company's Common Stock.

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


STATEMENTS OF OPERATIONS DATA:

                                                       YEAR ENDED JANUARY 31,
                                             -----------------------------------------
                                                 2001           2000          1999
                                             -----------    -----------    -----------
Sales                                        $   627,500    $   443,200    $   939,700
Cost of sales and operating expenses           1,683,600      1,086,800        982,000
Operating (loss)                              (1,056,100)      (643,600)       (42,300)
Other (expense)                                 (128,200)       (85,700)       (40,100)
(Loss) from continuing operations             (1,184,300)      (729,300)       (82,400)
Income (loss) from discontinued operations            --             --         15,700
Extraordinary items                               13,800        485,100             --
Net (loss)                                    (1,170,500)      (244,200)       (66,700)

Basic Earnings Per share data
        (Loss) from continuing operations    ($     0.12)   ($     0.18)   ($     0.02)
(Loss) from discontinued operations                   --             --             --
        Extraordinary items                                 $      0.12             --
        Net (Loss)                           ($     0.12)   ($     0.06)   ($     0.01)

BALANCE SHEET DATA:

                                                       YEAR ENDED JANUARY 31,
                                             -----------------------------------------
                                                 2001           2000          1999
                                             -----------    -----------    -----------
Working capital(deficiency)                  $   (87,000)   $(1,038,300)   $  (585,300)
Total assets                                     425,600        795,100        148,200
Long-term debt                                                       --         75,000
Stockholders' equity (deficit)                    65,100     (1,013,300)      (796,200)

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

2001 - 2000

         Sales for the year ended January 31, 2001 were $627,500 as compared with sales of $443,200 for the year ended January 31, 2000, an increase of 41.6%. The increase in sales was primarily due to collagen-based products and The Healthy Nut (soybean) program. Cost of sales increased from $267,600 for the year ended January 31, 2000, or 60.4% of sales, to $311,800, or 49.7% of sales, for the year ended January 31, 2001. Selling, general and administrative expenses increased 51.8% to $980,100 from $645,600. This represents an increase of approximately $334,500, which consists of increased professional fees of $69,000; the hiring of additional personnel and salary increases of approximately $150,000; the cost of obtaining additional insurance of $27,000 and consulting fees of $80,000. The Company also expended $379,600 towards the development of its website as compared to an expenditure of $167,200 in the prior year. The preponderance of these expenses was incurred during the first nine months of the fiscal year. The Company increased advertising expense by $5,700 in the current year. For the year ended January 31, 2001, the Company incurred an operating loss of $1,056,100 as compared to an operating loss of $643,600 for the comparable period in 2000. The Company had a loss from continuing operations of $1,184,300 or ($.12) per share, as compared to a loss of $729,300 or ($.18) per share for the comparable period in 2000. The net loss for the year ended January 31, 2001 was $1,170,500, which includes forgiveness of debt in the aggregate amount of $13,800. The net loss for the year ended January 31, 2000 reflects the forgiveness of debt in the aggregate amount of $337,500 and the extinguishment of the minority interest of $147,600. (See Note 10 - to notes to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) Because of the decline in the interest in the Internet and, in particular the determination by the Company that its Women's Health website and its e-commerce initiative would not be successful in the foreseeable future the Company elected to significantly reduce its Internet initiative and has focused its efforts on its off-line businesses. See "Liquidity and Capital Resources".

         Interest expense was $140,300 and interest income was $12,100 for the year ended January 31, 2001, as compared to interest expense of $94,700 and interest income of $9,000 during the comparable period of 2000. The increase in both interest expense and interest income was primarily due to the $2,021,250 principal amount of 10% Convertible Subordinated Debentures.

2000 - 1999

         The results from continuing operations exclude the results of operations of K.O.S. Industries, Inc. (KOS) a former subsidiary. The Company terminated its agreement with KOS on December 31, 1998.

         Sales for the year ended January 31, 2000 were $443,200 as compared with sales of $939,700 for the year ended January 31, 1999, a decrease of 52.8%. Cost of sales decreased from $527,700 for the year ended January 31, 1999, or 56.2% of sales, to $267,600, or 60.4% of sales, for the year ended January 31, 2000. Selling, general and administrative expenses increased 42.5% to $645,600 from $453,200. This was due to an increase in legal fees of approximately $50,000; costs associated with the issuance of the 10% Convertible Subordinated Debentures of approximately $26,000; an increase in travel, promotion and trade show expenses of approximately $27,000 and costs related to the introduction of new products of approximately $39,000. In addition, the Company incurred a general increase in salaries, rent and other operating costs of approximately $50,400. The decline in sales was due principally to the Company's decision to de-emphasize sales of its existing products and focus its efforts on the development of its women's line of products as well as the creation of an internet site devoted to women's health. The Company has expended $167,200 towards such development. For the year ended January 31, 2000, the Company incurred an operating loss of $643,600 as compared to an operating loss of $42,300 for the comparable period in 1999. The Company had a loss from continuing operations of $729,300 or ($.18) per share, as compared to a loss of $82,400 or ($.02) per share for the comparable period in 1999. The Company's gain from discontinued operations in 1999 was $15,700 resulting in a net loss of $66,700 for 1999 as compared to a net loss of $244,200 in 2000. The net loss for the year ended January 31, 2000 reflects the forgiveness of debt in the aggregate amount of $337,500 and the extinguishment of the minority interest of $147,600. (See Note 10 - to notes to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS).

         Interest expense was $94,700 and interest income was $9,000 for the year ended January 31, 2000, as compared to interest expense of $40,100 during the comparable period of 1999 primarily due to the $1,521,250 principal amount of 10% Convertible Subordinated Debentures outstanding.

Liquidity and Capital Resources

         At January 31, 2001, the Company had cash of $32,700 as compared to cash of $649,700 on January 31, 2000.

         In 1999, the Company determined that in order to sustain its existing business operations and to successfully implement its plan of developing a line of women's products and an Internet web site devoted to women's health that additional capital would be required. Thereafter the Company completed the private placement of $2,021,250 principal amount of 10% Convertible Subordinated Debentures. The Convertible Subordinated Debentures became convertible into shares of common stock at rates ranging between $.075 and $.25 per share. In addition, accrued interest on these debentures was also converted into common stock thus resulting in the issuance of 24,725,997 shares. See Note 6 - to notes to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. However as noted above due to the significant decline in the commercial potential of its internet site, the Company has now focused its efforts on off-line activities. As part of its decision to refocus on its off-line strategy and reduce its cash expenditures the Company reduced its number of employees and discontinued its use of consultants during fiscal 2001. The Company has recently entered into marketing affiliations with two network-marketing groups in the past three months, and has begun to make sales to one of these groups and has received deposits from the other. All sales are made against prepayments from the network marketing companies rather than selling directly to independent distributors thereby limiting credit risks. The Company will require additional working capital until such time as profitability from these ventures and sales of existing products are achieved and the Company reaches breakeven levels. There can be no assurance that the Company will be successful in raising such funds and that if additional funds are raised, that the Company's decision to focus on off-line activities will result in the Company achieving profitability. The inability to raise additional funds will materially effect the future business operations of the Company.

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

         The Company is dependent on a limited number of sources of supply for many of the products it offers. With respect to these products, the Company cannot guarantee that these third parties will be able to provide adequate supplies of products in a timely fashion. The Company also faces the risk that one of its suppliers could become insolvent, declare bankruptcy, lose its production facilities in a disaster, be unable to comply with applicable government regulations or lose the governmental permits necessary to manufacture the products it supplies to the Company. If the Company is unable to renew or extend an agreement with a third-party supplier, if an existing agreement is terminated or if a third-party supplier otherwise cannot meet the Company's need for a product, the Company may not be able to obtain an alternative source of supply in a timely manner or at all. In these circumstances, the Company may be unable to continue to market products as planned and could be required to abandon or divest itself of a product line on terms which would materially affect it.

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

         The Company will require significant amounts of additional capital to achieve its stated goals. The Company believes that the net proceeds from the Company's recent private offering of convertible debentures will be insufficient to implement its strategy in calendar year 2001. The Company's future capital requirements will depend on many factors including:

         - the costs of its sales and marketing activities and its education programs for its markets,

         -        competing product and market developments,

         -        the costs of acquiring or developing new products,

         -        the costs of expanding its operations, and

         -        its ability to generate positive cash flow from its sales.

Additional funding may not be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail significantly or defer one or more of its marketing programs or to limit or postpone obtaining new products through license, acquisition or other agreements. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of its common stock. If the Company raises additional funds through the issuance of additional debt securities, these new securities would have certain rights, preferences and privileges senior to those of the holders of its common stock, and the terms of these debt securities could impose restrictions on its operations. For a further discussion of expenditures and other factors that could affect the Company's need for future capital, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

         IF THE NETWORK MARKETERS DO NOT SUCCESSFULLY SELL THE PRODUCTS THE COMPANY OFFERS, THE COMPANY MAY EXPERIENCE SIGNIFICANT LOSSES.

         The products the Company offers may not achieve market acceptance. The market acceptance of these products will depend on, among other factors, their advantages over existing competing products, and their perceived efficacy and safety.

         The Company's business model assumes that the marketing programs instituted by the network marketing companies with which it has alliances will result in increased demand for the products it offers. If the marketing programs do not succeed in generating a substantial increase in demand for its products, the Company will be unable to realize its operating objectives. In addition, the Company's business model seeks to build on the expanding roles of network marketers, and its marketing efforts are concentrated on this group. If these distribution networks do not successfully sell the products the Company offers or if their customers do not regularly use these products, the Company may experience significant losses and its business will be adversely affected.

     THE HEALTH CARE INDUSTRY AND THE MARKETS FOR THE PRODUCTS THE COMPANY OFFERS ARE VERY COMPETITIVE. THE COMPANY MAY NOT BE ABLE TO COMPETE EFFECTIVELY, ESPECIALLY AGAINST ESTABLISHED INDUSTRY COMPETITORS WITH SIGNIFICANTLY GREATER FINANCIAL RESOURCES.

         The health care industry is highly competitive. Many of the Company's competitors are large well-known health care companies that have considerably greater financial, sales, marketing and technical resources than the Company. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines the Company markets and distributes. In addition, competitors may elect to devote substantial resources to marketing their products to similar outlets and may choose to develop educational and information programs like those developed by the Company to support their marketing efforts. The Company's business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

         Competition for the self-care products the Company offers is significant. These products compete against a number of well-known brands of similar products. The Company's Internet site, competes with other Internet sites focused on health in general. The Company's failure to adequately respond to the competitive challenges faced by the products it offers could have a material adverse effect on its business, financial condition and results of operations.

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

Item 8:  Financial Statements and Supplemental Data


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
Gender Sciences, Inc., F/K/A The MNI Group Inc.


         We have audited the accompanying consolidated balance sheets of Gender Sciences, Inc. F/K/A The MNI Group, Inc. as of January 31, 2001 and January 31, 2000 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Gender Sciences, Inc. F/K/A The MNI Group, Inc. as of January 31, 1999, were audited by other auditors whose report dated May 6, 1999, on those statements included an explanatory paragraph that described the uncertainty of the Company's ability to continue as a going concern.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gender Sciences, Inc. F/K/A The MNI Group, Inc. as of January 31, 2001 and January 31, 2000, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



                                            Goldstein & Ganz, CPA's, PC

Great Neck, NY
April 11, 2001


                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                  ASSETS                                                  January 31
                                                                                  --------------------------
Current Assets                                                                        2001           2000
                                                                                  -----------    -----------
    Cash                                                                          $    32,700    $   649,700
    Accounts receivable (net of allowance for doubtful
      accounts of $0 in 2001 and 2000)                                                 81,200         14,000
    Inventories                                                                        92,800         83,400
    Other current assets                                                               66,800         23,000
                                                                                  -----------    -----------
      Total current assets                                                            273,500        770,100
    Fixed assets, net of accumulated depreciation of
    $102,500 and $91,100, respectively                                                133,200          9,800
    Other assets:
    Security deposits                                                                  15,200         15,200
    Trademark, net of amortization                                                      3,700             --
                                                                                  -----------    -----------

                                                                                  -----------    -----------
                                                                                  $   425,600    $   795,100
                                                                                  ===========    ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                         $   166,500    $   226,100
    Notes payable, short-term portion                                                  64,000         61,000
    10% convertible subordinated debentures                                                --      1,521,300
    Loans payable - officers                                                          130,000             --
                                                                                  -----------    -----------
       Total current liabilities                                                      360,500      1,808,400
                                                                                  -----------    -----------

Stockholders' equity:
    Common stock, no par value; 70,000,000 and 10,000,000 shares authorized at
    January 31, 2001 and January 31, 2000, respectively; 29,359,680 and
    4,110,709 shares issued and outstanding at January 31, 2001 and January 31,
    2000, respectively
                                                                                    9,562,800      7,313,900
    Accumulated deficit                                                            (9,487,300)    (8,316,800)
                                                                                  -----------    -----------
                                                                                       75,500     (1,002,900)
Less: Treasury stock, at cost                                                         (10,400)       (10,400)
                                                                                  -----------    -----------
      Total stockholders' equity (deficit)                                             65,100     (1,013,300)
                                                                                  -----------    -----------

                                                                                  $   425,600    $   795,100
                                                                                  ===========    ===========


                 See notes to consolidated financial statements.

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Years Ended January 31,
                                                     -----------------------------------------
                                                         2001           2000           1999
                                                     -----------    -----------    -----------
Sales                                                $   627,500    $   443,200    $   939,700
                                                     -----------    -----------    -----------

Cost of sales and operating expenses:
      Cost of merchandise sales                          311,800        267,600        527,700
      Selling, general and administrative expenses       980,100        645,600        453,200
      Web site development cost                          379,600        167,200             --
      Advertising expense                                 12,100          6,400          1,100
                                                     -----------    -----------    -----------

Total cost of sales and operating expenses             1,683,600      1,086,800        982,000
                                                     -----------    -----------    -----------

Operating (loss)                                      (1,056,100)      (643,600)       (42,300)
                                                     -----------    -----------    -----------

Other income (expense):
      Interest income                                     12,100          9,000             --
      Interest (expense)                                (140,300)       (94,700)       (40,100)
                                                     -----------    -----------    -----------
          Total other income (expense)                  (128,200)       (85,700)       (40,100)
                                                     -----------    -----------    -----------
(Loss) from continuing operations                     (1,184,300)       729,300)       (82,400)
Discontinued operations:
      Gain on discontinued operations                         --             --         15,700
                                                     -----------    -----------    -----------
Net (loss) before extraordinary items and
  provision for income taxes                          (1,184,300)      (729,300)       (66,700)
Extraordinary items:
      Forgiveness of debt                                 13,800        337,500             --
      Extinguishment of minority interest                     --        147,600             --
                                                     -----------    -----------    -----------
Net income from extraordinary items                       13,800        485,100             --
                                                     -----------    -----------    -----------

(Loss) before provision for income taxes              (1,170,500)      (244,200)       (66,700)
Provision for income taxes                                    --             --             --
                                                     -----------    -----------    -----------

Net (loss)                                           ($1,170,500)   ($  244,200)   ($   66,700)
                                                     ===========    ===========    ===========

Basic (loss) per common share:
      (Loss) from continuing operations              ($     0.12)   ($     0.18)   ($     0.02)
      Income (loss) from discontinued operations              --             --             --
      Net income from extraordinary items                     --    $      0.12             --
      Net (loss)                                     ($     0.12)   ($     0.06)   ($     0.01)

Weighted average number of shares outstanding          9,981,743      3,979,015      4,635,709
                                                     ===========    ===========    ===========


                See notes to consolidated financial statements.

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

                                                Common Stock
                                         --------------------------    Accumulated     Treasury        Total
                                           Shares         Amount         Deficit         Stock         Equity
                                         -----------    -----------    -----------    -----------   -----------
Balance, January 31, 1998                  4,685,709    $ 7,576,400    ($8,005,900)            --   ($  429,500)

Redemption of shares from discontinued
operations                                  (600,000)      (300,000)            --             --      (300,000)

Net (loss)                                        --             --        (66,700)            --       (66,700)
                                         -----------    -----------    -----------    -----------   -----------

Balance, January 31, 1999                  4,085,709      7,276,400     (8,072,600)            --      (796,200)

Shares repurchased in connection with
settlement with LN Investment Capital     (1,536,030)            --             --       (100,000)     (100,000)

Shares issued as payment of services
performed                                    300,000         37,500             --             --        37,500

Sale of treasury stock                     1,261,030             --             --         89,600        89,600

Net (loss)                                        --             --       (244,200)            --      (244,200)
                                         -----------    -----------    -----------    -----------   -----------
Balance, January 31, 2000                  4,110,709      7,313,900     (8,316,800)       (10,400)   (1,013,300)

Shares issued in connection with the
payment of expenses                          122,974          5,000             --             --         5,000

Shares issued in connection with the
conversion of debentures to equity        24,725,997      2,213,900             --             --     2,213,900

Shares issued as payment for various
obligations                                  400,000         30,000             --             --        30,000

Net (loss)                                        --             --     (1,170,500)            --    (1,170,500)
                                         -----------    -----------    -----------    -----------   -----------

Balance, January 31,2001                  29,359,680    $ 9,562,800    ($9,487,300)   ($   10,400)  $    65,100
                                         ===========    ===========    ===========    ===========   ===========


                See notes to consolidated financial statements.

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years Ended January 31,
                                                      -----------------------------------------
                                                          2001           2000           1999
                                                      -----------    -----------    -----------
Cash flows from operating activities:
  Net (loss)                                          ($1,170,500)   ($  244,200)   ($   66,700)
  Adjustments to reconcile net (loss) to
    net cash provided (used) by operating
    activities:
      Extraordinary items:
        Foregiveness of debt                              (13,800)      (337,500)            --
        Extinguishment of minority interest                    --       (147,600)            --
      Payment of services with common stock                 5,000         37,500             --
      Payment of interest with common stock               134,100             --             --
      Depreciation and amortization                        11,400         (2,500)         1,200
      Net gain on discontinued operations                      --             --        (15,700)
      Changes in working capital items:
       (Increase) decrease in accounts receivable         (67,200)        72,800         44,600
       (Increase) decrease in inventories                  (9,400)       (43,100)        85,800
       (Increase) decrease in other assets                (43,800)       (21,900)         6,700
       (Increase) decrease in security deposits                --           (200)           700
        Increase (decrease) in accounts payable
          and accrued expenses                             42,700         51,300       (121,200)
                                                      -----------    -----------    -----------
Net cash (used) by operating activities                (1,111,500)      (635,400)       (64,600)
                                                      -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of equipment                                  (134,800)       (10,600)        (4,000)
  Trademarks                                               (3,700)            --             --
  Goodwill adjustment                                          --             --         63,300
                                                      -----------    -----------    -----------
Net cash (used for)provided by investing activities
                                                         (138,500)       (10,600)        59,300
                                                      -----------    -----------    -----------

Cash flows from financing activities:
  Redemption of stock in settlement                            --       (100,000)            --
  Proceeds from sale of treasury stock                         --         89,600             --
  (Decrease) increase in loans from stockholders          130,000       (172,500)        48,700
  (Decrease) increase in short-term debt                    3,000        (47,700)       (75,300)
  Proceeds from sale of debentures                        500,000      1,521,300             --
                                                      -----------    -----------    -----------
Net cash provided (used) by financing activities          633,000      1,290,700        (26,600)
                                                      -----------    -----------    -----------

Increase (decrease) in cash                              (617,000)       644,700        (31,900)
Cash, beginning of year                                   649,700          5,000         36,900
                                                      -----------    -----------    -----------

Cash, end of year                                     $    32,700    $   649,700    $     5,000
                                                      ===========    ===========    ===========

Supplemental information:
  Cash expended for:
    Interest expense                                  $    32,600    $    32,600    $    32,400
    Federal income taxes                                       --             --             --

                 See notes to consolidated financial statements.

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001


Note 1.  ORGANIZATION AND BUSINESS:

         Gender Sciences, Inc. F/K/A The MNI Group, Inc. (Gender Sciences), a New Jersey corporation organized in 1981, and its subsidiaries, are engaged in the development, marketing and distribution of a variety of health-related products and programs. The Company and its subsidiaries distribute nutritional support products and programs for healthy living, a line of nutritionally-oriented pet products, and over-the-counter household remedies.

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

         On October 19, 2000, at the Company's annual meeting, the stockholders voted to change the Company's name to Gender Sciences, Inc.

Note 2.  SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries after elimination of intercompany accounts and transactions for ongoing activities. They do not include any of the activities of KOS.

         The consolidated statements of operations for the year ended January 31, 1999, include in "Discontinued Operations" the results of operations for K.O.S. Industries, Inc. and the resulting gain on the reversal of the KOS transaction. The amounts shown in discontinued operations are not shown net of any income tax effect (either expense or benefit) due to the net loss in that year, as well as substantial net operating loss carryforwards.

         INVENTORIES - Inventories, which consist primarily of purchased finished foods, are stated at the lower of cost or market using the "first-in, first-out" (FIFO) cost method.

         FIXED ASSETS - Furniture, fixtures and equipment, and leasehold improvements are stated at cost and depreciated and amortized over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Expenditures for repairs and maintenance, which do not extend the useful life of the property are expensed as incurred. The estimated useful lives of the assets are as follows:

         Furniture, fixtures and equipment                   5-10 years
         Leasehold improvement                                3-7 years

         RESEARCH AND DEVELOPMENT - The Company and its subsidiaries utilize independent third parties to design and test certain products. These expenditures are accounted for as research and development costs and are expensed as incurred.

         WEB SITE DEVELOPMENT COSTS - Costs to develop the Company's web site, including the cost of developing services offered to visitors of the web site, are accounted for under Statement of Position No. 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". Through the third quarter of the year ended January 31, 2001, such costs were incurred during the preliminary project stage and, accordingly, were expensed. Since that time, such costs have been capitalized and amortized over a five year period.

         INCOME TAXES - The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109)"Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

         REVENUE RECOGNITION - Revenue is recognized upon shipment of products to customers.

         EARNINGS PER SHARE - The consolidated financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. In accordance with SFAS 128, diluted earnings per share is not presented in years during which the Company incurred a loss from operations.

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

Note 3.  FIXED ASSETS:

         Fixed assets consisted of the following at January 31, 2001 and 2000, respectively:


                                                            January 31,
                                                      -----------------------
                                                        2001           2000
                                                      --------       --------
         Furniture, fixtures and equipment            $103,000       $  3,200
         Leasehold improvements                         25,200         97,700
         Web site development costs                    107,400             --
                                                      --------       --------
                                                       235,600        100,900
         Less:  accumulated depreciation
                and amortization                       102,400         91,100
                                                      --------       --------

                                                      $133,200       $  9,800
                                                      ========       ========

Note 4.  NOTES PAYABLE:

         In November 1991, Family Weight Loss Centers, Inc. (FWLC), (a former subsidiary of Gender Sciences), filed a petition for bankruptcy proceedings pursuant to Chapter 7 of the federal bankruptcy statutes. This petition provided for complete liquidation of all of the corporate assets and liabilities. FWLC was an affiliate of a stockholder of the Company.

         Subsequent to the bankruptcy filing, the Company agreed to satisfy an outstanding $4,000,000 obligation, which it had guaranteed as part of the FWLC acquisition. The guarantee was in the form of a term note to Fleet Bank, NA. The Company agreed to satisfy the obligation by the payment of $125,000, issuance of a three year note in the amount of $125,000, with interest at the bank's prime rate, and the issuance of warrants to purchase 750,000 shares of the Company's common stock at a price of $.01 per share, expiring in February 2002. In February 1995, the Company agreed to liquidate the three-year note in the amount of $125,000 by the payment of 42 monthly payments in the amount of $2,976 each plus interest at the prime rate commencing in August 1995. At January 31, 2000, the balance outstanding was $23,800. During the year ended January 31, 2001 the Company negotiated a payoff settlement with Fleet Bank which resulted in forgiveness of debt of $13,800. Interest charged to expense on this debt was $600, $3,800, and $2,800 for the years ended January 31, 2001, 2000 and 1999, respectively.

         The Company borrowed $50,000 from PNC Bank on January 29, 1998. The maturity date of the loan was January 29, 1999, with interest accruing at the rate of 10.25% per annum. During the year ended January 31, 1999, this loan was converted to a demand note. Principal and interest payments are being made on a monthly basis. Interest paid during the year ending January 31, 2001 was approximately $3,000. At January 31, 2001, the outstanding balance was $30,000.

         All of the Company's notes payable are due within one year. A summary of notes payable at January 31, 2001 and 2000 is as follows:

                                                     January 31,
                                             ---------------------------
                                               2001               2000
                                             --------           --------
                PNC Bank demand note         $ 30,000           $ 37,200
                Fleet Bank, NA                     --             23,800
                                             --------           --------
                                             $ 30,000           $ 61,000
                                             ========           ========


Loans Payable - Officers

         From time to time the Company's chief operating officer has made advances to the Company for working capital purposes. Interest on these advances was charged at rates varying from 11% to 18%. The balance due at January 31, 1999, was $196,300 and the highest balance due during the 2000 fiscal year was $230,800. The total of all repayments during the year, including interest, amounted to $278,200. At January 31, 2000, all advances were repaid and, accordingly, no balance remained outstanding. No advances were made during fiscal 2001.

         During the fourth quarter of fiscal 2001, the Company received an advance of $130,000 from an affiliate of the Chairman of the Board. Although no documentation was prepared for this loan, management expects the terms of the debt to be favorable to the Company.

Note 5.  LEASE COMMITMENTS:

         Gender Sciences leases an office and warehouse facility in New Jersey under a lease which expires in December 2004.

         Total gross rental expense for the year ended January 31, 2001, 2000 and 1999 was approximately $85,000, $65,600, and $77,300 respectively. Gender Sciences sub-leases (on a month to month basis) a portion of its facility to various entities at an annual rental income of approximately $33,800, $34,600, and $41,000 for the year ended January 31, 2001, 2000 and 1999, respectively. The future minimum annual rents are as follows:


                                      Year ended January 31,
                                                   2002        $ 65,600
                                                   2003          65,800
                                                   2004          67,500
                                                   2005          61,900
                                                               --------

         Total future minimum annual rent payments             $260,800
                                                               ========

         The Company leases equipment under various operating leases. During the year ended January 31, 2001, the total payments under such leases were $12,000. The future minimum annual lease payments are as follows:

                                      Year ended January 31,
                                                   2002        $ 15,900
                                                   2003           5,900
                                                   2004           1,100
                                                               --------

         Total future minimum annual lease payments            $ 22,900
                                                               ========

Note 6.  STOCKHOLDERS' EQUITY:

         In February 1992, in connection with the bankruptcy of FWLC (see Note
4) the Company issued to Fleet Bank warrants to purchase 750,000 shares of the Company's common stock. The warrants are exercisable at $.01 per share and expire in February 2002. At January 31, 2001, none of the options were exercised.

         In March 1992, three officers and directors of Gender Sciences were each granted options to purchase 125,000 shares of the Company's common stock plus 150,000 additional options which vested over 60 months. The options are exercisable at $.10 per share. Upon the resignation of one of the officers, 150,000 options were cancelled. The original 125,000 options issued to this officer expired in 1999. In 1999, the options issued to the remaining two officers (275,000 each), were extended to November 2004. At January 31, 2001, none of the options were exercised.

         In January 1996, as consideration to forego payment of past due salary, two officers of the Company were issued 375,000 options each exercisable at $.10 per share. The options expire in November 2004. At January 31, 2001, none of the options were exercised.

         In February 1997, as consideration for his efforts on behalf of the Company, an officer was issued options to purchase 100,000 shares of the Company's common stock at $.10 per share. The options expire in November 2004. At January 31, 2001, none of the options were exercised.

         During 1999, the Company issued options to a consultant to purchase 175,000 shares of the Company's common stock as additional consideration on behalf of his efforts in building the Company's web site. The options are exercisable 100,000 at $.10 per share and 75,000 at $.25 per share. All of these options expire November 2004. At January 31, 2001, none of the options were exercised.

         In July 1999, as consideration for his efforts on behalf of the Company, an officer was issued options to purchase 100,000 shares of the Company's common stock at $.10 per share. The options expire in November 2004. At January 31, 2001, none of the options were exercised.

         In August, 1999, options to purchase 750,000 shares of the Company's common stock which were previously issued to Lepercq Capital Management, were transferred to Arnold and Myra Gans, President and Vice President of the Company, respectively. These options were transferred as consideration for their efforts in developing Womens Health Network on behalf of the Company. Such options expire on November 1, 2004. At January 31, 2001, none of the options were exercised.

         In October 1999, the Chairman and one director of the Company were each contingently awarded options to purchase a total of 300,000 shares of the Company's common stock at a price of $0.10 per share. The grant of these options was contingent upon the adoption of a stock option plan by the stockholders of the Company. On October 19, 2000, at the Company's annual meeting, the stockholders adopted the 2000 Long-Term Incentive Stock Option Plan and the options vested. At January 31, 2001, none of the options were exercised. The options will expire on November 1, 2004.

         In November 1999, options to purchase 335,000 shares of the Company's common stock were issued to various medical consultants and options to purchase 20,000 shares were issued to various other consultants. Such options expire on November 1, 2009. At January 31, 2001, none of the options were exercised.

         In December 1999, the Company issued options to purchase 5,250 shares and 500 shares of the Company's common stock as bonuses to employees and consultants, respectively. The options are exercisable at $.10 per share and expire November 2004. At January 31, 2001, none of the options were exercised.

         In February 2000, as consideration for accepting the terms of her employment agreement, an employee was issued 25,000 options each exercisable at $.875 per share. The options expire in November 2004. At January 31, 2001, none of the options were exercised.

         In March 2000, the Company granted options to a member of its medical review board to purchase 100,000 shares of its common stock. Additionally, in March 2000, the Company granted options to a consultant to purchase 1,000 shares of its common stock. Both options are exercisable at $.875 per share and expire on November 1, 2009 and November 1, 2004, respectively. At January 31, 2001, none of the options were exercised.

         In March 2000, the Company entered into an agreement with a consultant, which provided, in addition to cash consideration, options to purchase 3,985,000 shares of common stock of the Company at an exercise price of $.875 per share. The options have a five year term and vest 20% upon grant and 20% on each six month anniversary of the date of grant. Further, the agreement provided, on substantially the same terms, options to purchase 1) - 500,000 shares for the Department of Medicine at Columbia University College of Physicians and Surgeons and, 2) - 413,500 shares for two individuals associated with the consultant. At January 31, 2001, none of the options were exercised. The Company and the consultant are engaged in discussion pursuant to which the vesting period for the options will be accelerated and the exercise price of a portion of the options will be reduced. These discussions are based in part upon the proposed financing by the Company described elsewhere herein. See Note 8 hereunder for discussion of the potential consequences if the proposed offering is not consummated.

         Throughout the year ended January 31, 2001, as consideration for accepting positions on the Company's Advisory Board, four individuals were issued a total of 85,000 options each exercisable at prices ranging from $.10 to $.875 per share. The options expire in November 2004. At January 31, 2001, none of the options were exercised.

Subordinated Debentures

         In November 1999, the Company completed a private placement for the principal amount $1,521,250 of 10% Convertible Debentures due October 1, 2000. This private placement included the conversion of $390,000 of unsecured advances received earlier in that year. Under the terms of the Debentures, the principal dollar amount was convertible by the holders into the Company's common stock at $.075 per share. The Debentures were to be converted automatically upon the Company amending its Certificate of Incorporation to increase its authorized capitalization to not less than 35,000,000 shares of common stock.

         During the year ended January 31, 2001, the Company sold $500,000 of additional debentures with terms similar to those sold in the prior fiscal year. However, these debentures were convertible at $0.25 per share.

         On October 19, 2000, at the Company's annual meeting, the stockholders voted to increase the authorized number of shares of the Company's common stock to 70,000,000. This resulted in the automatic conversion of the debenture sold during the current fiscal year plus the related accrued interest to 2,388,826 shares. The original debentures matured on October 1, 2000, and thereafter became convertible into shares of common stock. As of January 31, 2001 (including shares issuable for accrued interest) there were 22,622,161 shares issued.


2000 Long-Term Incentive Stock Plan

         On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the Plan). Under the Plan, the Company may grant stock options, stock appreciation rights (SAR's) or stock awards. All employees of the Company are eligible to participate in the Plan. The Plan authorizes the issuance, in the aggregate, of up to 6,000,000 share of common stock. No stock option, SAR or other award, may be granted under the Plan after October 27, 2009. The maximum number of share for which awards may be granted to any person in any fiscal year is 300,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At January 31, 2001, no options were granted from the Plan.

Note 7.  INCOME TAXES:

         The Company has adopted the liability method of accounting for income taxes pursuant to SFAS 109. No recognition has been made of the possible benefits of available net operating loss carryforwards due to the uncertainty that future years' will provide income to be offset by such available benefits. Gender Sciences and its subsidiaries have net operating loss carryforwards in excess of $9,000,000, which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $3,320,000 as of January 31, 2001, with a valuation allowance of an equal amount as follows:


                                                          Year Ended January 31,
                                            ----------------------------------------------
                                               2001              2000              1999
                                            ----------        ----------        ----------
        Deferred tax asset                  $3,320,000        $2,911,000        $1,720,000
        Allowance for deferred tax asset    (3,320,000)       (2,911,000)       (1,720,000)
                                            ----------        ----------        ----------
        Net deferred tax asset              $       --        $       --        $       --
                                            ==========        ==========        ==========

         Net operating losses carryovers of approximately $9,485,800, will expire over the next 18 years, the majority of which (approximately $6,979,800) will expire between fiscal 2002 and 2007.

Note 8.  COMMITMENTS AND CONTINGENCIES:

Government Regulations

         The Company's food and pet products are produced by third parties in various plants under applicable government regulations. The Company depends upon its vendors to comply with such regulations. Failure by such vendors to comply with the applicable regulations could result in fines and/or seizure of the food products. Presently, the Company is not a party to any such lawsuits. In addition, it has no commitments to its vendors for the purchase of either raw materials or finished product.

Consulting Agreements

         In March 2000, the Company entered into an agreement with a consultant, which provided cash consideration and options to purchase shares of common stock of the Company (see Note 6). The options have a five-year term and vest over two years. Upon execution of the agreement, the Company paid the consultant $100,000 and became obligated to make an additional payment of $150,000 on the first anniversary of the agreement (March 27, 2001). The Company and the consultant have since been engaged in discussions to extend the period for payment of the outstanding sums as well as revising the pricing and vesting of the options granted to consultant. These discussions are based in part upon the success of the Company's proposed financing. If unsuccessful, there is no assurance that the consultant might not elect to assert certain claims. The Company believes that if that should occur it would have meritorious defenses against such claims.

Going Concern

         As shown in the accompanying financial statements, although the Company's sales have increased from $443,200 to $627,500, losses from operations have increased from ($729,300) to ($1,182,800). Additionally, the Company has negative working capital at January 31, 2001, of ($87,000). The fact that the Company has continued to sustain losses and requires additional sources of cash to fund its operations, continues to create uncertainty about the Company's ability to continue as a going concern.

         Management of the Company has developed a plan to improve cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. Managements' plan includes the sale of $500,000 of additional subordinated convertible debentures or equity, which is expected to be completed by May 31, 2001 (during the years ended January 31, 2000 and 1999, the Company sold approximately $0.5 million and $1.5 million of its subordinated convertible debentures, respectively). There is no assurance that the Company will successfully consummate this financing. As noted below, failure to consummate this financing could materially impact the Company's ability to operate its business. During fiscal years 2000 and 2001, management had directed its efforts toward the development of its non-biased gender based womens' healthcare Internet web site. Presently, managements' efforts and the Company's resources are being directed toward new product development and direct sales and marketing to existing and new customers.

         The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds and the success of managements plan to expand operations. The Company anticipates that the proceeds from the forthcoming sale of debentures or equity as discussed above will provide the necessary funds it requires for the balance of the year ending January 31, 2002. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern as a result of its inability to complete its financing.

Note 9.  MAJOR CUSTOMERS:

         For the year ended January 31, 2001, three customers were responsible for approximately $244,400 in sales; representing approximately 39% of sales. For the year ended January 31, 2000, one customer was responsible for approximately $75,800 in sales representing approximately 17% of total sales. For the year ended January 31, 1999, two customers were responsible for approximately $523,000 in sales representing approximately 56% of total sales.

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

         In February 1995, the Company agreed to liquidate a three-year note payable to Fleet Bank in the amount of $125,000 by the payment of 42 equal monthly principal payments plus interest at the prime rate. At January 31, 2000, the balance outstanding was $23,800. During the year ended January 31, 2001, the Company negotiated a payoff settlement with Fleet Bank, which resulted in forgiveness of debt of $13,800.

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

Note 11. DISTRIBUTION AGREEMENT:

        On January 30, 2001, the Company entered into a distribution agreement, which gave the Company the right to provide certain products to an entity, which has exclusive marketing and sales rights to such products. As part of the agreement, the Company was required to advance approximately $49,000 for marketing and promotional expenses. Such advances are to be repaid out of profits during the first six months of the agreement. These advances are reflected in Other Current Assets on the Company's balance sheet at January 31, 2001.

Note 12. SEGMENTAL REPORTING:

         The Company organizes its business units into three reportable segments: nutritional support products, holistic products, and animal products.


                                 Segment Report
                           Year Ended January 31, 2001

                                     Nutritional                                Adjustment
                                      Support         Holistic       Animal         &
                                      Products        Products      Products    Elimination     Consolidated
                                     ----------      ----------    ----------   -----------     ------------
Revenues:
From unaffiliated
  customers                          $  456,500      $  100,000    $   71,000                    $  627,500
                                     ==========      ==========    ==========                    ==========
(Loss) from operations before
discontinued
operations and extraordinary
item
                                    ($1,238,200)     $   48,600        $6,800                   ($1,182,800)
                                     ==========      ==========    ==========                    ==========
Identifiable assets at
January 31, 2000                     $  703,600      $   51,900    $  243,300   ($ 573,200)      $  425,600
                                     ==========      ==========    ==========   ==========       ==========

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


Note 13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

         Below is a summary of the quarterly results of operations for each quarter of fiscal 2001 and 2000:


2001                                   First       Second        Third        Fourth
----                                 ---------    ---------    ---------    ---------
Sales                                $ 228,100    $ 125,500    $ 135,800    $ 138,100
Gross Profit                           115,800       62,500       63,700       73,700
Net Income (loss)                     (332,600)    (268,600)    (331,700)    (237,600)
Net Income (loss) per common share   ($   0.07)   ($   0.06)   ($   0.07)   ($   0.01)

2000
----
Sales                                $  90,500    $ 127,200    $ 158,800    $  66,700
Gross Profit                            17,900       69,300       75,000       13,400
Net Income (loss)                     (103,000)     (95,200)     258,600     (304,600)
Net Income (loss) per common share   ($   0.03)   ($   0.02)   $    0.07    ($   0.07)


Note 14. SUPPLEMENTAL CASH FLOW INFORMATION:

         During the year ended January 31, 2001 and 2000, the Company issued 122,674 and 300,000 shares of its common stock valued at $5,000 and $37,500, respectively, as payment in lieu of services performed. Additionally, during the year ended January 31, 2001, the Company issued 400,000 shares of common stock as payment of $30,000 of corporate obligations.

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Set forth below are the names, ages, and the position and offices held by each of the directors and executive officers of the Company.

Name                       Age               Position and Office
--------                   -----             ----------------------------------
Lawrence Burstein          58                Chairman (1) and Director
Arnold Gans                66                President
Myra Gans                  63                Executive Vice President/Director
Alan Gaines                42                Director

----------
(1) Michael J. Connelly resigned as the Company's Chairman in November 1999.


         LAWRENCE BURSTEIN, Chairman, is and since March 1996 has been President, a Director and principal shareholder of Unity Venture Capital Associates, a private investment banking firm. Mr. Burstein is a director of four other public companies, being respectively, CAS Medical Systems, Inc. engaged in the manufacture and marketing of specially formulated medical foods, and T-HQ, Inc., a developer of electronic game cartridges, Traffix, Inc., an Internet marketing company, and ID Systems, Inc., a manufacturer and marketer of systems to monitor physical assets.

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

         MYRA GANS, wife of Arnold Gans, the Company's president, has been Executive Vice President of and a director of the Company since 1982. Mrs Gans, who is Mr. Gans' spouse, has been an executive at MNI since 1981 and was employed at Control Drug, Inc. as Vice President-Sales for five years prior thereto. She has worked extensively with medical professionals and hospitals to integrate company products and programs. She directed and manages all the Internet project components for the His and Her Medicine.com site.

         ALAN GAINES, Director, co-founded Gaines, Berland Inc. (GBI) in 1983. GBI, a full service brokerage concern (member NASD, SIPC), specializes in global energy markets. GBI commenced operations as a research boutique that provides consultative, brokerage, and capital formation services to institutions. Mr. Gaines left GBI in 1998 in order to pursue several entrepreneurial pursuits including expanding the market presence of HitTheBeach. Upon Mr. Gaines' departure in 1998, GBI maintained a sales and operations staff in excess of 600 employees and a retail system consisting of 400 registered sales representatives. In 1998, Mr. Gaines provided critical angel capital to GlobalNetFinancial.com, Inc. GlobalNetFinancial is a rapidly expanding international financial portal providing online financial news and content, investment tools and transaction services.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules issued thereunder, the Company's executive officers and directors are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to the Company. Arnold Gans did not timely file a Form 4 with respect to the grant to him of 750,000 options in August, 1999 and the purchase of 133,340 shares of Common Stock and Myra Gans did not timely file a Form 4 with respect to the same 750,000 options granted to her in August 1999 and the same purchase of 133,340 shares of Common Stock. A Form 5 was filed by both on February 16, 2000. The Company believes that during the year ended 2001, all of its other executive officers and directors complied with the requirements of Section 16(a).


Item 11. EXECUTIVE COMPENSATION

(a)      CASH COMPENSATION

         The following table summarizes the compensation paid in the fiscal years ended January 31, 2001, 2000, & 1999 respectively, to the Company's Chief Executive Officer and Executive Vice President.


                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION         ANNUAL COMPENSATION          LONG TERM COMPENSATION AWARDS(b)
                                    -------------------
                                    YEAR       SALARY                     STOCK OPTIONS
                                    ----      ---------                  --------------
Arnold Gans
    President (CEO)                 2001     $156,923                       750,000 (a)
                                    2000     $140,000
                                    1999     $140,000

Myra Gans
   Executive Vice President         2001     $ 98,461                       750,000 (a)
     & Secretary                    2000     $ 85,000
                                    1999     $ 85,000


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

                 AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                  NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                  UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                  OPTIONS AT YEAR END (#)          AT FISCAL YEAR END ($)(a)
                  ---------------------------      -----------------------------

NAME              EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE

Arnold Gans(a)     1,400,000                        $ 350,000        $
Myra Gans (a)      1,400,000                        $ 350,000        $
---------
(a)      includes 750,000 options owned jointly by Mr. and Mrs. Gans



OPTIONS GRANT IN LAST FISCAL YEAR

         None

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

(e)      TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

           None.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's outstanding common stock beneficially owned on January 31, 2001 by (i) each person who is known by the Company to beneficially own or exercise voting or dispositive control over at least 5% of the Company's common stock, (ii) each of the Company's directors and (iii) all of the Company's executive officers and directors as a group:


NAMES AND ADDRESSES             NUMBER OF SHARES
OF BENEFICIAL OWNER             BENEFICIALLY OWNED(1)    PERCENTAGE OF CLASS(1)
-------------------             ---------------------    ----------------------

Arnold Gans                         2,399,830(2)                  6.02%
10-West Forest Avenue,
Englewood, NJ 07631

Myra Gans                           2,399,830(2)                  6.02%
10 West Forest Avenue,
Englewood, New Jersey 07631

Lawrence Burstein                     892,750(4) (5)              2.3%
245 Fifth Avenue,
New York, New York 10016

Alan Gaines                         2,266,666(4)                  5.8%
7 Wakeman Road
Westport, CT  06880

All directors and executive
officers as a group
(4 persons) (3) (4) (5)              5,695,160                   14.75%


(1) Includes all shares issuable pursuant to presently exercisable options as well as all such options that will become exercisable within 60 days of the date hereof. Except as otherwise indicated, all shares are beneficially owned, and the persons named herein hold their sole investment and voting power.

(2) Includes 349,830 shares which are owned by Arnold and Myra Gans; also includes options to acquire an aggregate of 2,050,000 shares for Arnold and Myra Gans exercisable at $.10 per share through November 1, 2004.

(3) Excludes 8,863 shares owned by Trinity Pension Trust, of which Mr. Burstein is a trustee and beneficiary.

(4)      Excludes accrual of interest on 10% debentures.

(5) Excludes 1,333,333 shares owned by Unity Capital, of which Mr. Burstein is a Director, President and principal shareholder. Unity Capital also has loaned to the Company $130,000.


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

                  Not applicable

         (b)      REPORTS ON FORM 8-K

                  None.

         (c)      EXHIBITS

                       Exhibit
                       Number         Description
                       ------         -----------

                        1.1           Carver-Curtis License Agreement

                        1.2           E2K Distribution Agreement

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2001               THE MNI GROUP INC.



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


Signature                        Title                            Date
---------                        -----                            ----


/s/ LAWRENCE BURSTEIN           Chairman and Director
---------------------------     (Principal Executive Officer)     April 30, 2001
Lawrence Burstein


/s/ ARNOLD GANS                 President (Principal
---------------------------     Operating Officer and
Arnold Gans                     Principal Accounting
                                and Financial Officer)            April 30, 2001


/s/ MYRA GANS                   Vice President,
---------------------------     Secretary, and Director           April 30, 2001
Myra Gans



---------------------------     Director
Alan Gaines