Form 10-Q
period 2001-04-30
GENDER SCIENCES INC
filed 2001-06-14
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2001
                 ----------------------------------------------
                                       OR

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

              29,359,680 shares of Common Stock at April 30, 2001.

                              GENDER SCIENCES, INC.
                              ---------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                     ASSETS
                                     ------

                                                      APRIL 30,      JANUARY 31,
                                                        2001            2001
                                                     -----------    -----------
Current assets:
     Cash                                            $     9,800    $    32,700
     Accounts receivable (net of allowance)               13,700         81,200
     Inventories                                         106,500         92,800
     Other current assets                                 98,100         66,800
                                                     -----------    -----------

         Total current assets                            228,100        273,500
                                                     -----------    -----------

Fixed assets, net of accumulated depreciation
     of $109,600 and $102,500, respectively              126,000        133,200
                                                     -----------    -----------

Other assets:
     Security deposits                                    15,200         15,200
     Trademark, net of amortization                        3,600          3,700
                                                     -----------    -----------

                                                          18,800         18,900
                                                     -----------    -----------

                                                     $   372,900    $   425,600
                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses           $   192,100    $   166,500
     Notes payable - short term                           47,400         64,000
     Loans payable - officers                            281,200        130,000
                                                     -----------    -----------

         Total current liabilities                       520,700        360,500
                                                     -----------    -----------

Stockholders' (Deficit):
     Common stock, no par value;
     70,000,000 shares authorized;
     29,359,680 shares issued and outstanding
     at April 30, 2001 and January 31, 2001            9,562,800      9,562,800

     Accumulated deficit                              (9,700,200)    (9,487,300)
                                                     -----------    -----------
                                                        (137,400)        75,500
     Less treasury stock                                 (10,400)       (10,400)
                                                     -----------    -----------
                                                        (147,800)        65,100
                                                     -----------    -----------
                                                     $   372,900    $   425,600
                                                     ===========    ===========

The accompanying notes are an integral part hereof.

                              GENDER SCIENCES, INC.
                              ---------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                           THREE MONTHS ENDED
                                                                APRIL 30,
                                                      ----------------------------
                                                          2001            2000
                                                      ------------    ------------
Sales                                                 $     79,500    $    228,100
                                                      ------------    ------------

Cost of sales and operating expenses:
     Cost of merchandise sales                              42,200         112,300
     Selling, general and administrative expenses          234,500         231,300
     Web-site costs                                          9,600         172,300
     Advertising expense                                        --          11,300
                                                      ------------    ------------


         Total cost of sales and operating expenses        286,300         527,200
                                                      ------------    ------------


Operating (loss)                                          (206,800)       (299,100)
                                                      ------------    ------------


Other (expense) income:
     Interest expense                                       (6,100)        (39,400)
     Interest income                                            --           5,900
                                                      ------------    ------------

     Total other (expense)                                  (6,100)        (33,500)
                                                      ------------    ------------


(Loss) from operations before provision for
     income taxes                                         (212,900)       (332,600)

Provision for income taxes                                      --              --
                                                      ------------    ------------

Net (loss)                                            $   (212,900)   ($   332,600)
                                                      ============    ============

Per share data:
     Basic (loss) per common share                    ($       .01)   ($       .07)
                                                      ------------    ------------

Weighted average number of shares outstanding           29,359,680       4,507,746
                                                      ============    ============

The accompanying notes are an integral part hereof.

                              GENDER SCIENCES, INC.
                              ---------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                  THREE MONTHS ENDED
                                                                       APRIL 30,
                                                              -------------------------
                                                                  2001          2000
                                                              -----------   -----------
Cash flows from operating activities:
     Net (loss)                                               ($  212,900)  ($  332,600)
     Adjustments to reconcile net (loss) to net
        cash provided (used) by operating activities:
         Depreciation and amortization                              7,300           100
         Shares issued for services                                    --        33,400
         Change in operating assets and liabilities:
            (Increase) decrease in accounts receivables            67,500       (46,200)
            (Increase) in inventories                             (13,700)      (26,000)
            (Increase) in prepaid expenses and other assets       (31,300)      (78,200)
             Increase in accounts payable                          25,600        52,100
                                                              -----------   -----------

Net cash (used) by operating activities                          (157,500)     (397,400)
                                                              -----------   -----------

Cash flows from investing activities:
     Increase in fixed assets                                          --       (13,900)
                                                              -----------   -----------

Net cash (used) by investing activities                                --       (13,900)
                                                              -----------   -----------

Cash flows from financing activities:
     Sale of common stock                                              --         1,600
     (Decrease) in notes payable                                  (16,600)       (2,000)
     Increase in loans from officers                              151,200            --
                                                              -----------   -----------

Net cash provided by financing activities                         134,600          (400)
                                                              -----------   -----------

(Decrease) in cash                                                (22,900)     (411,700)

Cash at beginning of period                                        32,700       649,700
                                                              -----------   -----------

Cash at end of period                                         $     9,800   $   238,000
                                                              ===========   ===========

Supplemental information:
     Interest expense paid                                    $     1,000   $       800
     Income taxes paid                                                 --            --

The accompanying notes are an integral part hereof.

                              GENDER SCIENCES, INC.
                              ---------------------

              NOTES TO CONDENSED CONSOLIDATED FIANANCIAL STATEMENTS
              -----------------------------------------------------

                                 APRIL 30, 2001
                                 --------------


     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2001, and the results of its operations and cash flows for the three months ended April 30, 2001 and 2000. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 2001, which is included in its Annual Report on Form 10-K filed in April 2001. The results of operations for the period ended April 30, 2001 are not necessarily indicative of the operating results for the full year.


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

Comparison of Three Months Ended April 30, 2000 and 2001

Sales for the three months ended April 30, 2001 were $79,500 as compared with sales of $228,100 for the three months ended April 30, 2000, a decrease of 65.1%. This decrease in sales was primarily due to: (1) Mergers and management changes of two customers who, as a result, discontinued purchasing product from the Company and (2) The timing of orders from other significant customers. In order to increase sales the Company has begun to concentrate on penetrating niche markets serving the African American and Hispanic populations whose healthcare needs have been largely underserved. Cost of sales decreased from $112,300 for the three months ended April 30, 2000, or 49.2% of sales, to $42,200, or 53.1% of sales, for the comparable period in 2001. Selling, general and administrative expenses increased 1.4% to $234,500 from $231,300. The Company also expended $9,600 toward maintaining its website as compared to an expenditure of $172,300 in the prior year which was primarily for developing its website. This reduction was due to the Company's decision to de-emphasize its website in an effort to focus on its offline strategy which the Company believes will provide a better revenue stream. The Company had no advertising expense in the three months ended April 30, 2001 as compared to $11,300 for the prior year. For the three months ended April 30, 2001, the Company incurred an operating loss of $206,800 as compared to an operating loss of $299,100 for the comparable period in 2000. The Company had a loss from operations of $212,900 or ($.01) per share, as compared to a loss of $332,600 or ($.07) per share for the comparable period in 2000. Because of the decline in the interest in the Internet and, in particular the determination by the Company that its Women's Health website and its e-commerce initiative would not be successful in the foreseeable future the Company elected to significantly reduce its Internet initiative and has focused its efforts on its off-line businesses. See "Liquidity and Capital Resources".

Interest expense was $6,100 for the three months ended April 30, 2001, as compared to interest expense of $39,400 and interest income of $5,900 during the comparable period of 2000. The decrease in both interest expense and interest income was primarily due to the expenditure of funds raised in the prior year's private placement.

Liquidity and Capital Resources
-------------------------------

At April 30, 2001, the Company had cash of $9,800 as compared to cash of $32,700 on January 31, 2001.

In 1999, the Company determined that in order to sustain its existing business operations and to successfully implement its plan of developing a line of women's products and an Internet web site devoted to women's health that additional capital would be required. Thereafter the Company completed the private placement of $2,021,250 principal amount of 10% Convertible Subordinated Debentures. The Convertible Subordinated Debentures became convertible into shares of common stock at rates ranging between $.075 and $.25 per share. In addition, accrued interest on these debentures was also converted into common stock thus resulting in the issuance of 24,725,997 shares. See Note 6 in Notes to CONSOLIDATED FINANCIAL STATEMENTS in the Company's audited financial statements for the year ended January 31, 2001 filed on Form 10-K. However as noted above due to the significant decline in the commercial potential of its Internet site, the Company has now focused its efforts on off-line activities. As part of its decision to refocus on its off-line strategy and reduce its cash expenditures the Company reduced its number of employees and discontinued its use of consultants during fiscal 2001. The Company has recently entered into marketing affiliations with two network-marketing groups in the past six months and has begun to make sales to these groups. All sales are made against prepayments from the network marketing companies rather than selling directly to independent distributors thereby limiting credit risks. The Company will require additional working capital until such time as profitability from these ventures and increased sales of existing products are achieved and the Company reaches breakeven levels. The Company has entered into a letter of intent with an investment firm and is seeking to raise an additional $500,000 - $1,000,000. The successful completion of the offering cannot be determined at this time. There can be no assurance that the Company will be successful in raising such funds and that if additional funds are raised, that the Company's decision to focus on off-line activities will result in the Company achieving profitability. The inability to raise additional funds will materially effect the future business operations of the Company and raise the possibility that the Company may have to discontinue operations.


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

                           Part II - Other Information



ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)   None
         (b)   None

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned thereunto duly authorized.

                      GENDER SCIENCES, INC. F/K/A THE MNI GROUP INC.
                                        (registrant)

Dated: June 14, 2001
                                   By: /s/ ARNOLD GANS
                                       ----------------------------------------
                                           Arnold Gans
                                           (President)