Form 10-Q
period 2001-07-31
GENDER SCIENCES INC
filed 2001-09-14
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JULY 31, 2001
                  ---------------------------------------------

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

               29,359,680 shares of Common Stock at July 31, 2001.

                              GENDER SCIENCES, INC.
                              ---------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                     ASSETS
                                     ------

                                                                 JULY 31,     JANUARY 31,
                                                               -----------    -----------
                                                                   2001           2001
                                                               -----------    -----------
Current assets:
   Cash                                                        $       800    $    32,700
   Accounts receivable (net of allowance)                           23,100         81,200
   Inventories                                                     110,300         92,800
   Other current assets                                             50,900         66,800
                                                               -----------    -----------

      Total current assets                                         185,100        273,500
                                                               -----------    -----------

Fixed assets, net of accumulated depreciation
   of $116,800 and $102,500, respectively                          118,800        133,200
                                                               -----------    -----------

Other assets:
   Security deposits                                                16,000         15,200
   Trademark, net of amortization                                    3,600          3,700
                                                               -----------    -----------

                                                                    19,600         18,900
                                                               -----------    -----------

                                                               $   323,500    $   425,600
                                                               ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                       $   209,700    $   166,500
   Notes payable - short term                                      215,800         64,000
   Loans payable - officers                                        223,100        130,000
                                                               -----------    -----------

      Total current liabilities                                    648,600        360,500
                                                               -----------    -----------

Stockholders' (Deficit):
   Common stock, no par value; 70,000,000 shares authorized;
   29,359,680 shares issued and outstanding at July 31, 2001
   and January 31, 2001                                          9,562,800      9,562,800

   Accumulated deficit                                          (9,877,500)    (9,487,300)
                                                               -----------    -----------
                                                                  (314,700)        75,500
   Less treasury stock                                             (10,400)       (10,400)
                                                               -----------    -----------
                                                                  (325,100)        65,100
                                                               -----------    -----------
                                                               $   323,500    $   425,600
                                                               ===========    ===========



The accompanying notes are an integral part hereof.

                              GENDER SCIENCES, INC.
                              ---------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                         SIX MONTHS ENDED               THREE MONTHS ENDED
                                                         ----------------               ------------------
                                                             JULY 31,                        JULY 31,
                                                             --------                        --------
                                                       2001            2000            2001            2000
                                                   ------------    ------------    ------------    ------------

Sales                                              $    220,300    $    353,600    $    140,800    $    125,500
                                                   ------------    ------------    ------------    ------------

Cost of sales and operating expenses:
   Cost of merchandise sales                            122,300         175,300          80,100          63,000
   Selling, general and administrative expenses         454,100         460,600         219,600         229,300
   Website costs                                         16,300         233,700           6,700          61,400
   Advertising expense                                       --          11,300              --              --
                                                   ------------    ------------    ------------    ------------

      Total cost of sales and operating expenses        592,700         880,900         306,400         353,700
                                                   ------------    ------------    ------------    ------------

Operating (loss)                                       (372,400)       (527,300)       (165,600)       (228,200)
                                                   ------------    ------------    ------------    ------------

Other (expense)income:
   Interest expense                                     (17,800)        (81,900)        (11,700)        (42,500)
   Interest income                                           --           8,000              --           2,100
                                                   ------------    ------------    ------------    ------------

   Total other (expense)                                (17,800)        (73,900)        (11,700)        (40,400)
                                                   ------------    ------------    ------------    ------------


(Loss) from operations before provision for
   income taxes                                        (390,200)       (601,200)       (177,300)       (268,600)

Provision for income taxes                                   --              --              --              --
                                                   ------------    ------------    ------------    ------------

Net (loss)                                         $   (390,200)   $   (601,200)   $   (177,300)   $   (268,600)
                                                   ============    ============    ============    ============

Per share data:
   Basic (loss) per common share                   ($       .01)   ($       .13)   ($       .01)   ($       .06)
                                                   ============    ============    ============    ============

Weighted average number of shares outstanding        29,359,680       4,542,944      29,359,680       4,577,376
                                                   ============    ============    ============    ============



The accompanying notes are an integral part hereof.

                              GENDER SCIENCES, INC.
                              ---------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                                 SIX MONTHS ENDED
                                                                 ----------------
                                                                     JULY 31,
                                                                     --------
                                                                 2001         2000
                                                              ---------    ---------
Cash flows from operating activities:
   Net (loss)                                                 ($390,200)   ($601,200)
   Adjustments to reconcile net (loss) to net
      cash provided (used) by operating activities:
         Depreciation and amortization                           14,500        2,000
         Shares issued for services                                  --       33,400
         Change in operating assets and liabilities:
            (Increase) decrease in accounts receivables          58,100      (10,300)
            (Decrease) in inventories                           (17,500)     (25,400)
            (Increase) in prepaid expenses and other assets      15,900      (55,800)
            (Decrease) in security deposits                      43,200       74,400
            Increase in accounts payable                           (800)          --
                                                              ---------    ---------

Net cash (used) by operating activities                        (276,800)    (582,900)
                                                              ---------    ---------

Cash flows from investing activities:
   Increase in fixed assets                                          --      (25,400)
                                                              ---------    ---------

Net cash (used) by investing activities                              --      (25,400)
                                                              ---------    ---------

Cash flows from financing activities:
   Sale of common stock                                              --        1,600
   Sale of convertible subordinated debentures                       --      325,000
   Increase in notes payable                                    151,800       (4,000)
   Increase in loans from officers                               93,100           --
                                                              ---------    ---------
Net cash provided by financing activities                       244,900      322,600
                                                              ---------    ---------

(Decrease) increase in cash                                     (31,900)    (285,700)

Cash at beginning of period                                      32,700      649,700
                                                              ---------    ---------

Cash at end of period                                         $     800    $ 364,000
                                                              =========    =========

Supplemental information:
   Interest expense paid                                      $   8,500    $   1,600
   Federal income tax                                                --           --



The accompanying notes are an integral part hereof.

                              GENDER SCIENCES, INC.
                              ---------------------

              NOTES TO CONDENSED CONSOLIDATED FIANANCIAL STATEMENTS
              -----------------------------------------------------

                                  JULY 31, 2001
                                  -------------


     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 2001, and the results of its operations and cash flows for the six months ended July 31, 2001 and 2000. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 2001, which is included in its Annual Report on Form 10-K filed in April 2001. The results of operations for the period ended July 31, 2001 are not necessarily indicative of the operating results for the full year.

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

Comparison of Three Months Ended July 31, 2000 and 2001

Sales for the three months ended July 31, 2001 were $140,800 as compared with sales of $125,500 for the three months ended July 31, 2000, an increase of 12.2%. Cost of sales increased from $63,000 for the three months ended July 31, 2000, or 50.2% of sales, to $80,100, or 56.9% of sales, for the comparable period in 2001. This increase in cost of sales and corresponding decrease in gross profit percentage was attributable to the product mix being sold. Selling, general and administrative expenses decreased 4.2% to $219,600 from $229,300. The Company also expended $6,700 toward maintaining its website as compared to an expenditure of $61,400 in the prior year which was primarily for developing its website. This decrease in website costs was due to the completion of our website and our ability to maintain it through the use of Company personnel. The Company incurred no advertising expense in either of the periods ended July 31, 2001 and July 31, 2000. For the three months ended July 31, 2001, the Company incurred an operating loss of $165,600 as compared to an operating loss of $228,200 for the comparable period in 2000. The Company had a loss from operations of $177,300 or ($.01) per share, as compared to a loss of $268,600 or ($.06) per share for the comparable period in 2000. This was primarily due to a decrease in website costs of $54,700 and a decrease in interest expense of $30,800. Because of the decline in interest in the Internet and, in particular the determination by the Company that its women's health website and its e-commerce initiative would not be successful in the foreseeable future the Company elected to significantly reduce its Internet initiative and has focused its efforts on its off-line businesses. See "Liquidity and Capital Resources".

Interest expense was $11,700, and no interest income was earned for the three months ended July 31, 2001, as compared to interest expense of $42,500 and interest income of $2,100 during the comparable period of 2000. The decrease in both interest expense and interest income was primarily due to the conversion of our 10% Convertible Subordinated Debentures and the expenditure of all of those funds.

Comparison of Six Months Ended July 31, 2000 and 2001.

Sales for the six months ended July 31, 2001, were $220,300 as compared with sales of $353,600 for the comparable period in 2000, a decrease of 37.7%. The decrease in sales was primarily due to the loss of two accounts, one of which was a major customer. Cost of sales decreased from $175,300 for the six months ended July 31, 2000, or 49.6% of sales, to $122,300, or 55.5% of sales, for the comparable period in 2001. Selling, general and administrative expenses decreased 1.4% to $454,100 from $460,600. Our website costs decreased from $233,700 to $16,300 due to the completion of our website and the ability to maintain it through the use of Company personnel. The Company has not incurred any advertising in the current period as compared to an expense of $11,300 in the prior year. For the six months ended July 31, 2001, the Company incurred an operating loss of $372,400 as compared to an operating loss of $527,300 for the comparable period in 2000. This decrease in loss was primarily due to the reduction in website and advertising cost. The Company incurred a loss from continuing operations of $390,200 or ($.01) per share, as compared to a loss of $601,200 or ($.13) per share for the comparable period in 2000.

Interest expense was $17,800 for six months ended July 31, 2001, as compared to $81,900 during the comparable period of 2000 due to the conversion of our 10% Convertible Subordinated Debentures. The Company had no interest income for the six months ended July 31, 2001, as compared to $8,000 for the comparable period in 2000.

Liquidity and Capital Resources
-------------------------------

At July 31, 2001, the Company had cash of $800 as compared to cash of $32,700 on January 31, 2001.

In 1999, the Company determined that in order to sustain its existing business operations and to successfully implement its plan of developing a line of women's products and an Internet web site devoted to women's health that additional capital would be required. Thereafter the Company completed the private placement of $2,021,250 principal amount of 10% Convertible Subordinated Debentures. The Convertible Subordinated Debentures became convertible into shares of common stock at rates ranging between $.075 and $.25 per share. In addition, accrued interest on these debentures was also converted into common stock thus resulting in the issuance of 24,725,997 shares. See Note 6 - Notes to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS filed on Form 10-K for year ended January 31, 2001. However as noted above due to the significant decline in the commercial potential of its Internet site, the Company has now focused its efforts on off-line activities. As part of its decision to refocus on its off-line strategy and reduce its cash expenditures the Company has reduced its number of employees and discontinued its use of consultants during fiscal 2001. During the period, various officers and directors of the Company have made interest-bearing loans to the Company of approximately $245,000. The Company will require additional working capital until such time as profitability from these ventures and sales of existing products are achieved and the Company reaches break-even levels. The Company is actively seeking to raise an additional $500,000 - $1,000,000 in financing. There can be no assurance that the Company will be successful in raising such funds and that if additional funds are raised, that the Company's decision to focus on off-line activities will result in the Company achieving profitability. The inability to raise additional funds will materially effect the future business operations of the Company and raise the likelihood that the Company will have to discontinue operations.

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

                           Part II - Other Information

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a) None

     (b) None

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GENDER SCIENCES, INC. F/K/A THE MNI GROUP INC.
                                  ----------------------------------------------
                                                   (registrant)


Dated: September 13, 2001
                                       By: /s/ ARNOLD GANS
                                           -------------------------------------
                                           Arnold Gans
                                           (President)