Form 10-Q
period 2001-10-31
GENDER SCIENCES INC
filed 2001-12-20
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 2001
                 ----------------------------------------------
                                       OR

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

             29,359,680 shares of Common Stock at October 31, 2001.

                              GENDER SCIENCES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                 OCTOBER 31,      JANUARY 31,
                                                                 ------------    ------------
                                                                    2001             2001
                                                                 ------------    ------------
Current assets:
     Cash                                                        $         --    $     32,700
     Accounts receivable (net of allowance)                            17,000          81,200
     Inventories                                                       83,400          92,800
     Other current assets                                              47,400          66,800
                                                                 ------------    ------------

         Total current assets                                         147,800         273,500
                                                                 ------------    ------------

Fixed assets, net of accumulated depreciation
     of $205,700 and $102,500, respectively                            30,000         133,200
                                                                 ------------    ------------

Other assets:
     Security deposits                                                 16,000          15,200
     Trademark, net of amortization                                     3,400           3,700
                                                                 ------------    ------------

                                                                       19,400          18,900
                                                                 ------------    ------------

                                                                 $    197,200    $    425,600
                                                                 ============    ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                       $    241,100    $    166,500
     Notes payable - short term                                       248,300          64,000
     Loans payable - officers                                         237,400         130,000
                                                                 ------------    ------------

         Total current liabilities                                    726,800         360,500
                                                                 ------------    ------------

Stockholders' (Deficit):
     Common stock, no par value; 70,000,000 shares authorized;
     29,359,680 shares issued and outstanding at
     October 31, 2001 and January 31, 2001                          9,562,800       9,562,800

     Accumulated deficit                                          (10,082,000)     (9,487,300)
                                                                 ------------    ------------
                                                                     (519,200)         75,500
     Less treasury stock                                              (10,400)        (10,400)
                                                                 ------------    ------------
                                                                     (529,600)         65,100
                                                                 ------------    ------------
                                                                 $    197,200    $    425,600
                                                                 ============    ============

The accompanying notes are an integral part hereof.

                              GENDER SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         NINE MONTHS ENDED              THREE MONTHS ENDED
                                                            OCTOBER 31,                     OCTOBER 31,
                                                    ----------------------------    ----------------------------
                                                       2001              2000           2001            2000
                                                    ------------    ------------    ------------    ------------

Sales                                               $    321,800    $    489,400    $    101,500    $    135,800
                                                    ------------    ------------    ------------    ------------

Cost of sales and operating expenses:
     Cost of merchandise sales                           199,400         247,400          77,100          72,100
     Selling, general and administrative expenses        662,200         708,000         208,100         289,800
     Website costs                                        16,300         347,900              --          70,500
     Advertising expense                                      --          11,700              --           1,700
                                                    ------------    ------------    ------------    ------------


Total cost of sales and operating expenses               877,900       1,315,000         285,200         434,100
                                                    ------------    ------------    ------------    ------------


Operating (loss)                                        (556,100)       (825,600)       (183,700)       (298,300)
                                                    ------------    ------------    ------------    ------------


Other (expense)income:
     Interest (expense)                                  (38,600)       (132,600)        (20,800)        (50,700)
     Interest income                                          --          11,500              --           3,500
     Forgiveness of debt                                      --          13,800              --          13,800
                                                    ------------    ------------    ------------    ------------


     Total other (expense)                               (38,600)       (107,300)        (20,800)        (33,400)
                                                    ------------    ------------    ------------    ------------


(Loss) from operations before provision for
       income taxes                                     (594,700)       (932,900)       (204,500)       (331,700)

Provision for income taxes                                    --              --              --              --
                                                    ------------    ------------    ------------    ------------

Net (loss)                                          ($   594,700)   ($   932,900)   ($   204,500)   ($   331,700)
                                                    ============    ============    ============    ============

Per share data:
     Basic (loss) per common share                         ($.02)          ($.20)          ($.01)          ($.07)
                                                    ============    ============    ============    ============

Weighted average number of shares outstanding         29,539,680       4,654,314      29,539,680       4,879,250
                                                    ============    ============    ============    ============

The accompanying notes are an integral part hereof.

                              GENDER SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           NINE MONTHS ENDED
                                                               OCTOBER 31,
                                                         ----------------------
                                                            2001        2000
                                                         ---------    ---------
Cash flows from operating activities:
     Net (loss)                                          ($594,700)   ($932,900)
     Adjustments to reconcile net (loss) to net
       cash provided (used) by operating activities:
         Depreciation and amortization                     103,500        5,700
         Shares issued for services and debt                    --       46,800
         Change in operating assets and liabilities:
           (Increase) decrease in accounts receivables      64,200      (11,300)
           (Increase) decrease in inventories                9,400      (17,900)
           (Increase) decrease in other current assets      19,400      (80,500)
           (Increase) in security deposits                    (800)          --
           Increase in accounts payable                     74,600      136,300
                                                         ---------    ---------

Net cash (used) by operating activities                   (324,400)    (853,800)
                                                         ---------    ---------

Cash flows from investing activities:
     Increase in fixed assets                                   --      (78,600)
     Increase in trade mark                                     --       (3,800)
                                                         ---------    ---------

Net cash (used) by investing activities                         --      (82,400)
                                                         ---------    ---------

Cash flows from financing activities:
     Sale of common stock                                       --        1,600
     Sale of convertible subordinated debentures                --      500,000
     Increase (decrease) in notes payable                  184,300      (14,000)
     Increase in loans from officers                       107,400           --
                                                         ---------    ---------
Net cash provided by financing activities                  291,700      487,600
                                                         ---------    ---------

(Decrease) in cash                                         (32,700)    (448,600)

Cash at beginning of period                                 32,700      649,700
                                                         ---------    ---------

Cash at end of period                                    $      --    $ 201,100
                                                         =========    =========

Supplemental information:
     Interest expense paid                               $   9,600    $   3,200
     Federal income tax                                         --           --


The accompanying notes are an integral part hereof.

                              GENDER SCIENCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FIANANCIAL STATEMENTS

                                OCTOBER 31, 2001

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2001, and the results of its operations and cash flows for the nine months ended October 31, 2001 and 2000. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 2001, which is included in its Annual Report on Form 10-K filed in April 2001. The results of operations for the period ended October 31, 2001 are not necessarily indicative of the operating results for the full year.


1. Income per Share:
   ----------------

   Income per share is computed on the weighted average number of shares outstanding. The inclusion of common stock equivalents (warrants and options) in this computation would be antidilutive.


2. OPTIONS AND WARRANTS:
   --------------------

    In October 2001 the Company's Board of Directors authorized the issuance of an additional 3,550,000 options to a shareholder and two officers of the Company. These options are exercisable at $ .03 per share. In addition, an employee of the Company was granted 500,000 options exercisable at $.03 per share. The Board also lowered the exercise price of options previously granted to these two officers of the Company at $.10 per share to $.03 per share.

    The Company has entered into an agreement with a sales organization for the distribution of its products. In conjunction therewith 4,500,000 options to purchase the Company's, stock has been granted, exercisable at various rates, times and under certain conditions. The Company granted 700,000 options (included in the 4,500,000 options,) exercisable immediately at $.03 per share. Another 300,000 of these options will be exercisable at $.03 during the first three months of the contract upon the signing of the first customer.

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

Comparison of Three Months Ended October 31, 2000 and 2001

Sales for the three months ended October 31, 2001 were $101,500 as compared with sales of $135,800 for the three months ended October 31, 2000, a decrease of 25.2%. The decrease was due to the loss of sales from a customer. Cost of sales increased from $72,100 for the three months ended October 31, 2000, or 53.1% of sales, to $77,100, or 76% of sales, for the comparable period in 2001. This increase in cost of sales and corresponding decrease in gross profit percentage was attributable to the writing off of approximately $30,000 of obsolete inventory. Selling, general and administrative expenses decreased 28.2% to $208,100 from $289,800 due to the reduction in employees and the cessation of its website. The Company also had no website costs or advertising expense in the current period as compared to expenditures of $70,500 and $1,700 respectively in the prior period. For the three months ended October 31, 2001, the Company incurred an operating loss of $183,700 as compared to an operating loss of $298,300 for the comparable period in 2000. The Company had a loss from operations of $204,500 or ($.01) per share, as compared to a loss of $331,700 or ($.07) per share for the comparable period in 2000. Because of the decline in interest in the Internet and, in particular the determination by the Company that its women's health website and its e-commerce initiative would not be successful, the Company elected to cease its Internet initiative and has focused its efforts on its off-line businesses. See "Liquidity and Capital Resources".

Interest expense was $20,800, and no interest income was earned for the three months ended October 31, 2001, as compared to interest expense of $50,700 and interest income of $3,500 during the comparable period of 2000. The decrease in both interest expense and interest income was primarily due to the conversion of our 10% Convertible Subordinated Debentures and the expenditure of all of those funds. However, the Company has incurred additional short-term debt of approximately $450,000 at interest rates varying between 10- 20%. Forgiveness of debt was $13,800, as a result of a settlement of an outstanding loan obligation for the three months ended October 31, 2000.

Comparison of Nine Months Ended October 31, 2000 and 2001.

Sales for the nine months ended October 31, 2001, were $321,800 as compared with sales of $489,400 for the comparable period in 2000, a decrease of 34.2%. The decrease in sales was primarily due to the loss of several accounts, one of which was a major customer. Cost of sales decreased from $247,400 for the nine months ended October 31, 2000, or 50.6% of sales, to $199,400, or 62% of sales, for the comparable period in 2001. Selling, general and administrative expenses decreased 6.5% to $662,200 from $708,000. Our website costs decreased from $347,900 to $16,300 due to the completion of our website. During the current period, the Company has ceased the operation of its website. The Company has not incurred any advertising in the current period as compared to an expense of $11,700 in the prior year. For the nine months ended October 31, 2001, the Company incurred an operating loss of $556,100 as compared to an operating loss of $825,600 for the comparable period in 2000. This decrease in loss was primarily due to the reduction in website, personnel and advertising costs. The Company incurred a loss from continuing operations of $594,700 or ($.02) per share, as compared to a loss of $932,900 or ($.20) per share for the comparable period in 2000.

Interest expense was $38,600 for the nine months ended October 31, 2001, in conjunction with the obtaining of approximately $450,000 of short-term debt, as compared to $132,600 during the comparable period of 2000. The Company had no interest income for the nine months ended October 31, 2001, as compared to $11,500 for the comparable period in 2000.

                         Liquidity and Capital Resources

At October 31, 2001, the Company had no cash as compared to cash of $32,700 on January 31, 2001.

In 1999, the Company determined that in order to sustain its existing business operations and to successfully implement its plan of developing a line of women's products and an Internet web site devoted to women's health that additional capital would be required. Thereafter the Company completed the private placement of $2,021,250 principal amount of 10% Convertible Subordinated Debentures. The Convertible Subordinated Debentures became convertible into shares of common stock at rates ranging between $.075 and $.25 per share. In addition, accrued interest on these debentures was also converted into common stock thus resulting in the issuance of 24,725,997 shares. See Note 6 - Notes to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS filed on Form 10-K for year ended January 31, 2001. However as noted above due to the significant decline in the commercial potential of its Internet site, the Company has ceased the operation of its website and reduced the number of employees while focusing its efforts on off-line activities. The Company has entered into an agreement with a sales organization for the distribution of its products. During the period, various officers and directors of the Company have made interest-bearing loans to the Company of approximately $450,000. The Company will require additional working capital until such time as profitability from these ventures and sales of existing products are achieved and the Company reaches break-even levels. The Company is actively seeking to raise an additional $500,000 - $1,000,000 in financing. There can be no assurance that the Company will be successful in raising such funds and that if additional funds are raised, that the Company's decision to focus on off-line activities will result in the Company achieving profitability. The inability to raise additional funds will materially effect the future business operations of the Company and raises a substantial probability that the Company will have to discontinue operations.

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

         (a)   None
         (b)   None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GENDER SCIENCES, INC. F/K/A THE MNI GROUP INC. (registrant)

Dated: December 20, 2001           By: /s/ ARNOLD GANS
                                   ----------------------------------------
                                   Arnold Gans
                                   (President)