Form 10-K
period 2002-01-31
GENDER SCIENCES INC
filed 2002-05-15
CIK 722617

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: JANUARY 31, 2002
                 ----------------------------------------------
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18349
                                                -------

                              GENDER SCIENCES, INC.
                           (F/K/A The MNI Group, Inc.)
            ---------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEW JERSEY                            22-2383025
        -----------------------------------        --------------------
         (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

               10 WEST FOREST AVENUE, ENGLEWOOD, NEW JERSEY 07631
            ---------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. [ ]

The number of shares outstanding of the Registrant's common stock is 36,609,680 (as of 05/10/02). The aggregate market value of the voting stock held by non-affiliates of the Registrant is $5,491,452.00 (as of 05/10/02).

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                             ----------------------

                                Table of Contents

                                      10-K

-------------------------------------------------------------------------------
         PART I                                                               3
-------------------------------------------------------------------------------
              Item 1                                                          3
-------------------------------------------------------------------------------
              Item 2                                                          8
-------------------------------------------------------------------------------
              Item 3                                                          9
-------------------------------------------------------------------------------
              Item 4                                                          9
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
         PART II                                                              9
-------------------------------------------------------------------------------
              Item 5                                                          9
-------------------------------------------------------------------------------
              Item 6                                                          9
-------------------------------------------------------------------------------
              Item 7                                                         11
-------------------------------------------------------------------------------
              Item 8 (after signature page on F1-F18)                        23
-------------------------------------------------------------------------------
              Item 9                                                         17
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
         PART III                                                            17
-------------------------------------------------------------------------------
              Item 10                                                        17
-------------------------------------------------------------------------------
              Item 11                                                        18
-------------------------------------------------------------------------------
              Item 12                                                        20
-------------------------------------------------------------------------------
              Item 13                                                        21
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
         PART IV                                                             21
-------------------------------------------------------------------------------
              Item 14                                                        21
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
         EXHIBITS                                                          None
-------------------------------------------------------------------------------

Item 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS / INTRODUCTION

         Gender Sciences, Inc. ("The Company"), (F/K/A as The MNI Group, Inc.), has primarily been engaged in the development and distribution of nutritional and health products. The Company develops and distributes targeted, uniquely engineered, Nutrition-Medicine products for the Anti-Aging, Weight Loss, and Elder Care markets within the medical, institutional, and mass-market communities. The products are sold under the Company's label or alternatively under private label for various distribution channels.

         In December 2001, the Company engaged Gene Terry as a consultant to reorganize and restructure the Company's focus emphasizing high margin, recurring revenue products. Mr. Terry was a pioneer in the IV Nutrition Industry and was a founder of Home Nutritional Support (HNS). The company with sales in excess of $100,000,000 was ultimately sold to W.R. Grace. In December 2001, the Company entered into a three month arrangement with Mr. Terry, which arrangement remains in effect as of the date hereof. The Company anticipates Mr. Terry continuing in a role with the Company.

INDUSTRY TRENDS AND STRATEGY

         Some of the most important developments in health care today are the rise of Nutrition-Medicine as an integral part of prevention and treatment, the focus on Anti-Aging Medicine as an extension of preventive healthcare, and the rapid increase of the elder population. The Company believes that the markets for nutritional products in the Anti-Aging, Weight Loss, and Elder Care areas are expanding and it wants to be a leader in providing these products. By responding to these trends, the Company believes that it can become a premier marketer of health and nutritional products. The Company will increase penetration of retail, wholesale and institutional market segments by utilizing unique and proven marketing strategies. The Company plans to generate high margin, recurring revenues by offering niche, proprietary products that have a demonstrable effect and produce repeat sales.

The industry trends are fed by:

     o Rapid growth of the health-care industry fueled by the link between diet, nutrition, and health;
     o Medical research tailored to a better understanding of the role nutrition plays in healthcare and anti-aging;
     o Enhanced use of preventive and alternative treatments, including natural and nutrition-based remedies;
     o   Demand for comprehensive health information;
     o   The graying of America at an unprecedented rate.

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

         Sales in the vitamin/supplement market in which the Company's products compete totaled approximately $17.2 billion in 2001, (Nutrition Business Journal), and have been experiencing a double-digit annual growth rate, (N/Sight, The Hartman Group; Winter 1998-9.). The Company believes the growth in the nutritional supplement market is driven by several factors, including (i) the general public's heightened awareness and understanding of the connection between diet and health, (ii) the aging population, particularly the baby-boomer generation, which is more likely to consume nutritional supplements, (iii) product introduction in response to new scientific research and (iv) the nationwide trend toward preventive medicine.

         The Company, in developing its products, elected to concentrate on those markets because the next important model of healthcare will focus on health promotion and Anti-Aging Medicine that encourages early detection, prevention, and reversal of aging-related diseases. Nutrient protocols will be an essential part of treatment and improved health outcomes will substantially increase.

The Anti-Aging Market

         There are 77 million baby boomers in the United States who have created an anti-aging marketing boom that appeals to the insecurities of a graying population. This boom together with a corresponding focus on preventive health measures will result in increased demand for targeted health information, vitamins and nutritional supplements. This market is estimated at over $4 billion in 2001 and growing at an annual rate of 13%. (Anti-Aging Medical News; American Academy of Anti-Aging Medicine).

The Weight Loss Market

         According to the U.S. Center for Disease Control and Prevention more than half--97 million--of all adults are overweight... 51% of women and 59% of men. A Natural Marketing Institute survey found that 38% of all American households had a member trying to achieve weight loss goals with the use of certain over-the-counter (OTC) weight loss dietary supplements and certain types of foods and beverages. Sales in this market already exceed $46 billion (The July/August 2001 Issue of Functional Foods & Nutraceuticals).

The Elder Market

         The Elder Market includes Nursing, Convalescent and Assisted-Living facilities. There are over 3000 nursing homes in the United States. The number of Americans age 65 and above will increase from 34 million to over 70 million in the next 30 years, (U. S. Bureau of the Census Data, March 1996). By 2020 it is estimated that 15 million Americans will be disabled in some form, (Nursing Homes, October 1997). An important component of the OAA (Older Americans Act) includes programs and services to specifically address nutrition among older persons. Nursing home facilities are required by law to assure that each resident maintain "acceptable parameters of nutritional status, such as body weight and protein levels, unless the clinical condition demonstrates that this is not possible." Within the nursing home patient population, Protein Energy Malnutrition (PEM), which is a deficiency of protein and energy (calories), is the most difficult to treat condition resulting in loss of lean body mass, impaired immune response and organ function. EMF, the Company's patented, modular protein supplement provides weight stabilization, weight gain, and energy to correct PEM.

MARKETING AND DISTRIBUTION STRATEGY

         In order to take advantage of the burgeoning interest in Nutrition Medicine, the Company has developed a strategy focusing on alliances with key marketers as described below. The Company recognizes that the success of its strategy will be dependent upon the quality of its products; its ability to establish brand name recognition for its products; its ability to continue to develop new products; the ability of its management and the people associated with the Company to implement and execute its strategy; and the ability to attract successful marketing organizations. There is no certainty that the Company will be successful in implementing its strategy. In addition, the market for Nutrition-Medicine supplements is extremely competitive. There are a significant number of companies with substantially greater resources than the Company and with established brands presently being marketed.

         The Company plans to create public awareness of its products through the use of targeted advertising; exhibiting at professional trade shows; partnering with distribution networks; replicating sales through geographic expansion based upon success of beta site projects on the west coast; and using the credentials of its esteemed Health Advisory Board to build the company's reputation as the leading resource for Nutrition-Medicine, Anti-Aging, Weight Loss, and Elder Care products and programs.

         The Company produces one of its collagen products for its largest customer, a direct marketing company located on the West Coast. Direct Marketing is a method of communicating a message to consumers in order to obtain a measurable, cost effective response. For the year ended January 31, 2002, this customer accounted for approximately 32% of total sales. The Company has no contractual arrangement with this customer and if the customer were to discontinue purchasing collagen from the Company, it would have a material impact on its business operations.

         The Company also supplies a collagen product sold under a Spanish label to a multi-level company that focuses on the Hispanic market. The Company's management believes that the Hispanic market (with approximately 34 million population) offers very significant growth opportunities. The Company sells this product in bulk quantities directly to the account's distribution warehouse.

         In pursuing this strategy of selling custom collagen formulations to marketing partners, the Company believes that these arrangements afford it the best opportunity to sell its nutritional supplements without incurring the substantial marketing and other related costs associated with either attempting to sell its products at retail or to certain other end users (i.e. clinical practices). This would require either a dedicated sales force or establishing distributor relationships. By eliminating its selling and marketing expenses, the Company believes it will achieve gross margins in excess of 50%.

         The Company during the past ten years has sold in limited amounts its EMF, a collagen hydrolysate used as nutritional support for wasting disease, to nursing homes and hospitals. The Company received a series of patents for EMF covering oral administration, preventing nutritional deficiency, treating nutritional deficiency during wasting disease and certain other conditions, and as a method of treating obesity, (see "PATENTS"). Studies with EMF have demonstrated weight stabilization and weight gain in wasting disease patients resulting in an improved quality of life and enhanced energy. The Company believes there is a significant market for this product in nursing homes, dialysis units, and hospitals. EMF also appeals to the anti-aging market, the most rapidly growing field in the nutrition market, because of its energy delivering qualities. The body can quickly absorb and utilize the benefits without interference from the normal digestive process because the amino acids in EMF have been hydrolyzed, (predigested). EMF has received approval in New York State for Medicaid reimbursement and is under review for Medicaid reimbursement in Virginia and Connecticut. Other state applications will also be filed. Application has been made for Medicare Coding Review (HCPCS code) for EMF after which the Company will apply for enrollment as a Supplier so that EMF can qualify for Medicare Part B reimbursement. The Company believes that obtaining Medicaid reimbursement as well as being eligible as a supplier under Medicare will enhance its ability to market its products. However there is no assurance that Medicaid reimbursement status will be achieved in all states or that the Company will qualify as a supplier under Medicare or that even if the Company is successful in achieving these objectives that it will be able to successfully sell its collagen products.

         The Company has successfully completed a beta test in a chain of 30 weight loss clinics for its Healthy Nuts and Calcium Wafers. The Healthy Nuts have 60% less fat than peanuts, no cholesterol, and come in three flavors, salted, unsalted and honey roasted. The Company has sold approximately 36,000 units of Healthy Nuts to this account in the past 12 months. The Company will seek other small and medium weight loss chains in which to market these products.

NEW PRODUCT DEVELOPMENTS

         The Company believes that to remain competitive, it is necessary to continually introduce new products. The Company is preparing prototypes for several new products and plans over the next twelve months to introduce several high margin, recurring revenue items. Examples are: an appetite reducing mouth spray and an enhanced collagen supplement.

         There is no assurance that the Company will be able to successfully develop new products and if developed successfully, market these new products or that the sale of these products will be profitable for the Company.

MANUFACTURING

         The Company does not have a manufacturing facility, but relies on third parties to manufacture its products. The third party manufacturers are responsible for receipt and storage of raw material, production and packaging, and labeling of finished goods. At present, the Company is dependent upon manufacturers for the production of all of its products. To the extent the manufacturers should discontinue their relationship with the Company, the Company's sales could be adversely impacted. The Company believes at the present time it will be able to obtain the quantity of products it will need to meet orders.

COMPETITION

         The market for Nutritional-Medicine supplements is highly competitive with few barriers to entry. The Company will be competing with many nutritional supplement manufacturers as well as specialty health retailers, drug stores, supermarkets, and mass merchandisers. Many of the Company's potential competitors have significantly greater marketing and financial resources. The Company for many of the foregoing reasons has decided to focus on becoming the supplier for niche marketing organizations under exclusive supply arrangements where its financial resources can be focused on product procurement and product development instead of marketing against larger companies.

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

COPYRIGHTS

         None.

LICENSES

         The Company in connection with focusing on certain market niches acquired the "Carver-Curtis" license to sell certain products principally to the African-American market. To date, the Company has had very limited sales of "Carver-Curtis" products.

TRADEMARKS

         The Company has been using the EMF mark for over twenty years and the Healthy Nut mark for three years. While the Company intends to take the actions that it believes are necessary to protect its proprietary rights, it may not have the capital necessary to protect the trademarks or be successful in doing so.

GOVERNMENT REGULATION

         The formulation, manufacture and labeling of the Company's products are subject to regulation by one or more federal agencies, including, principally, the Food and Drug Administration ("FDA"). These activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

         Principally through the efforts of the dietary supplement industry, on October 25, 1994, the Dietary Supplement Health and Education Act of 1994 was signed into law. The law amends the Federal Food, Drug, and Cosmetic Act and, in the judgment of the Company, is favorable to the dietary supplement industry. First and foremost, the legislation creates a new statutory class of "dietary supplements". This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. A dietary supplement which contains a new dietary ingredient, one not on the market as of October 15, 1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the FDA before it may be marketed. The legislation also recognizes the need for the dissemination of information about the link between nutrition and health and provides that publications, which are not false and misleading and present a balanced view of available scientific information on a dietary supplement, may be used in connection with the sale of dietary supplements to consumers. Among other changes, the law prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels and in other labeling.

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

HEALTH ADVISORY BOARD

         As part of the Company's strategy to enhance its reputation for quality healthcare products and information, it has formed a Health Advisory Board consisting of:

George L. Blackburn, M.D., Ph.D. Harvard Medical School
         S. Daniel Abraham Chair of Nutrition Medicine
         Associate Professor of Surgery, and Associate Director of Nutrition, Division of Nutrition.
         Director of Nutrition Support Services, Chief of the Nutritional/ Metabolism Laboratory.
         Director of the Center for the Study of Nutrition and Medicine at the Beth Israel Deaconess Medical Center.

Peter D. Vash, M.D., M.P.H.
         Assistant Clinical Professor of Medicine, UCLA Medical Center, CA Board Certified Internist
         Specialist in eating Disorders and Endocrinology

Isaac Greenberg, PH.D.
         Instructor, Dept. of Psychiatry (Psychologist), Harvard Medical School Department of Psychiatry, Beth Israel Deaconess Medical Center, Boston, MA

Leonard Haimes, M.D.
         Past President of the American Society of Bariatric Physicians Board Certified Internist
         Specialist in Anti-Aging Medicine in Boca Raton, FL.

EMPLOYEES

         The Company presently has 3 full time employees.

RECENT DEVELOPMENTS

         The Company has received loans from Unity Venture Capital Associates Ltd. totaling $245,000 through January 31, 2002. Mr. Burstein, Chairman of the Company is a principal shareholder, officer, and director of Unity Venture Capital Associates Ltd. Between February 2001 and August 2001, Arnold Gans, the Company's president, guaranteed the Company's bank credit lines of approximately $100,000. Included in Notes Payable at January 31, 2002 is approximately $90,800 resulting from these credit lines. These amounts accrue interest at rates varying from 19% to 27%. In November 2001, Arnold and Myra Gans borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability to Arnold and Myra Gans and agreed to a repayment schedule equal to the repayment schedule of the loan. The balance at January 31, 2002, is $150,000 and is included in "Loans Payable - officer and stockholder". In April through May 10, 2002, the Company raised $145,000 in connection with the sale of 7,250,000 shares Of Common Stock at $0.02 per share. The Company intends to seek additional capital, which is essential to permitting the company to execute its new strategy. There can be no assurance the Company will be successful in raising new funds or that the terms under which the funds are raised are favorable to the Company.

PREVIOUS BUSINESS OPERATIONS

         During the fiscal year ending January 31, 2002, the revenues generated by the Company resulted from the sale of existing products, including nutritional supplements and collagen including EMF, pet products, home remedy products.

         Commencing in the first quarter ended April 30, 2002, the Company intends to focus on the sale of its collagen products to niche marketing companies and to the institutional market, as well as EMF for the elderly market.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         Inapplicable.

Item 2.  PROPERTIES

         The principal executive offices of the Company are located at 10 West Forest Avenue, Englewood, New Jersey 07631, where it occupies approximately 7,500 square feet. The lease is for a period of five years commencing January 1, 2000. The annual rent for the initial three years is $65,625 and for the fourth and fifth year of the lease is $67,500.

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

Item 3.  LEGAL PROCEEDINGS

         None. (See Note 8 to the Financial Statements).

 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's Common Stock is currently traded over NASDAQ's Electronic Bulletin Board. Information as to the range of high and low bid quotations for the Company's Common Stock, for the periods indicated, as furnished by National Quotation Bureau Incorporated, is set forth below:

                                                          BID
                                           ----------------------------------
THREE MONTHS ENDED                         HIGH                           LOW

April 30, 2000                             .75                           .625
July 31, 2000                              .50                           .375
October 31, 2000                           .50                           .50
January 31, 2001                           .312                          .187
April 30, 2001                             .50                           .19
July 31, 2001                              .25                           .08
October 31, 2001                           .08                           .03
January 31, 2002                           .04                           .03

         The above bid quotations represent prices between dealers and do not include actual retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         (b) As of May 10,2002, there were approximately 107 record holders of the Company's Common Stock.

         (c) The Company has not declared any cash dividends on its Common Stock and it has no intention to pay cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

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

STATEMENTS OF OPERATIONS DATA:

                                                                       YEAR ENDED JANUARY 31,
                                             -----------    -----------    -----------    -----------    -----------
                                                 2002           2001           2000           1999           1998
                                             -----------    -----------    -----------    -----------    -----------
Sales                                        $   488,200    $   627,500    $   443,200    $   939,700    $   932,900
Cost of sales                                    303,700        311,800        267,600        527,700        555,900
Operating (loss)                                (678,800)    (1,056,100)      (643,600)       (42,300)      (158,500)
(Loss) from continuing operations               (743,600)    (1,184,300)      (729,300)       (82,400)      (181,100)
Income (loss) from discontinued operations          --             --             --           15,700        (25,500)
Extraordinary items                                 --           13,800        485,100           --             --
Net (loss)                                      (743,600)    (1,170,500)      (244,200)       (66,700)      (206,600)


Basic Diluted Earnings Per share data
 (Loss) from operations                           ($0.03)        ($0.12)        ($0.18)        ($0.02)        ($0.05)
 (Loss) from discontinued operations                --             --             --             --            (0.01)
Extraordinary items                                                --            $0.12           --             --
Net (Loss)                                        ($0.03)        ($0.12)        ($0.06)         (0.01)         (0.05)

BALANCE SHEET DATA:

                                                                       YEAR ENDED JANUARY 31,
                                             -----------    -----------    -----------    -----------    -----------
                                                 2002           2001           2000           1999           1998
                                             -----------    -----------    -----------    -----------    -----------
Working capital(deficiency)                    ($719,300)      ($87,000)   ($1,038,300)     ($585,300)     ($564,100)
Total assets                                     175,900        425,600        795,100        148,200        667,000
Long-term debt                                      --             --             --           75,000         75,000
Stockholders' equity (deficit)                  (678,500)        65,100     (1,013,300)      (796,200)      (429,500)

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in the report. This discussion contains certain forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.

2002 - 2001

         Sales for the year ended January 31, 2002 were $488,200 as compared with sales of $627,500 for the year ended January 31, 2001, a decrease of 22.2%. This decrease in sales was primarily due to the loss of a major customer and the significant reduction in sales from another major customer. Cost of sales decreased from $311,800 for the year ended January 31, 2001, or 49.7% of sales, to $303,700, or 62.2% of sales, for the year ended January 31, 2002. The percentage increase was mainly attributable to the writing off of approximately $35,000 of obsolete inventory. Selling, general and administrative expenses decreased 23.8% to $746,600 from $980,100 due to the reduction in employees and the cessation of its website. The $746,600 consisted of personnel costs of $488,000, $50,000 in rent and other costs of $208,000. The Company also expended $379,600 towards the development of its website for the year ended January 31, 2001 as compared to $116,700 in the current year. During the year ended January 31, 2002, the Company determined that its gender specific website and its e-commerce initiative would not be successful in the foreseeable future and it elected to close its website and focus its efforts on its traditional business. See "Liquidity and Capital Resources". All capitalized costs were charged to current operating expenses. The Company had no advertising expense in the year ended January 31, 2002 as compared to $12,100 in the prior year in its efforts to control costs. For the year ended January 31, 2002, the Company incurred an operating loss of $678,800 as compared to an operating loss of $1,056,100 for the comparable period in 2001. This decrease in loss was primarily due to the reduction in website, personnel and advertising costs. The Company had a loss from operations of $743,600 or ($.03) per share, as compared to a loss of $1,184,300 or ($.12) per share for the comparable period in 2001. The net loss for the year ended January 31, 2002 was $743,600 and the net loss for the year ended January 31, 2001 was $1,170,500 and reflects the forgiveness of debt in the aggregate amount of $13,800. (See Note 10 - to notes to CONSOLIDATED FINANCIAL STATEMENTS).

         Interest expense was $64,800 for the year ended January 31, 2002, as compared to interest expense of $140,300 and interest income of $12,100 during the comparable period of 2001. The decrease in both interest expense and interest income was primarily due to the conversion of the Company's 10% Convertible Subordinated Debentures and the expenditure of those funds. However, the Company has incurred additional short-term debt of approximately $313,000 at interest rates varying between 10%-27%. Forgiveness of debt was $13,800, as a result of a settlement of an outstanding loan obligation for the three months ended October 31, 2000.

2001 - 2000

         Sales for the year ended January 31, 2001 were $627,500 as compared with sales of $443,200 for the year ended January 31, 2000, an increase of 41.6%. The increase in sales was primarily due to collagen-based products and The Healthy Nut (soybean) program. Cost of sales increased from $267,600 for the year ended January 31, 2000, or 60.4% of sales, to $311,800, or 49.7% of sales, for the year ended January 31, 2001. Selling, general and administrative expenses increased 51.8% to $980,100 from $645,600. This represents an increase of approximately $334,500, which consists of increased professional fees of $69,000; the hiring of additional personnel and salary increases of approximately $150,000; the cost of obtaining additional insurance of $27,000 and consulting fees of $80,000. The Company also expended $379,600 towards the development of its website as compared to an expenditure of $167,200 in the prior year. The preponderance of these expenses was incurred during the first nine months of the fiscal year. The Company increased advertising expense by $5,700 in the year ended January 31, 2001. For the year ended January 31, 2001, the Company incurred an operating loss of $1,056,100 as compared to an operating loss of $643,600 for the comparable period in 2000. The Company had a loss from operations of $1,184,300 or ($.12) per share, as compared to a loss of $729,300 or ($.18) per share for the comparable period in 2000. The net loss for the year ended January 31, 2001 was $1,170,500, which includes forgiveness of debt in the aggregate amount of $13,800. The net loss for the year ended January 31, 2000 reflects the forgiveness of debt in the aggregate amount of $337,500 and the extinguishment of the minority interest of $147,600. (See Note 10 - to notes to CONSOLIDATED FINANCIAL STATEMENTS). Because of the decline in the interest in the Internet and, in particular the determination by the Company that its Women's Health Website and its e-commerce initiative would not be successful in the foreseeable future the Company elected to significantly reduce its Internet initiative and has focused its efforts on its off-line businesses. See "Liquidity and Capital Resources".

         Interest expense was $140,300 and interest income was $12,100 for the year ended January 31, 2001, as compared to interest expense of $94,700 and interest income of $9,000 during the comparable period of 2000. The increase in both interest expense and interest income was primarily due to the $2,021,250 principal amount of 10% Convertible Subordinated Debentures.

                         Liquidity and Capital Resources
                         -------------------------------

         At January 31, 2002, the Company had cash of $4,500 as compared to cash of $32,700 on January 31, 2001.

         In 1999, the Company determined that in order to sustain its existing business operations and to successfully implement its plan of developing a line of women's products and an Internet web site devoted to women's health that additional capital would be required. Thereafter the Company completed the private placement of $2,021,250 principal amount of 10% Convertible Subordinated Debentures. The Convertible Subordinated Debentures became convertible into shares of common stock at rates ranging between $.075 and $.25 per share. In addition, accrued interest on these debentures was also converted into common stock thus resulting in the issuance of 24,725,997 shares. See Note 6 - Notes to CONSOLIDATED FINANCIAL STATEMENTS filed on Form 10-K for year ended January 31, 2002. However as noted above due to the significant decline in the commercial potential of its Internet site, the Company has ceased the operation of its website and reduced the number of employees while focusing its efforts on its traditional business. An officer of the Company guaranteed the Company's bank credit lines of approximately $100,000. Included in Short Term Debt at January 31, 2002 is approximately $90,800 resulting from these credit lines. These amounts accrue interest at rates varying from 19% to 27%. An officer of the Company borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability to the officer and agreed to a repayment schedule equal to the repayment schedule of the officer's loan. The balance at January 31, 2002, is $150,000 and is included in "Loans Payable - officer and stockholder". A company affiliated with a Director advanced an additional $115,000 during the year ending January 31, 2002. The Company will require additional working capital until such time as profitability from these ventures and sales of existing products are achieved and the Company reaches break-even levels. The Company is actively seeking to raise an additional $200,000 in financing of which it has raised $145,000 from April 2002 through May 10, 2002. There can be no assurance that funds raised to date ($145,000) will result in the Company achieving profitability or that the additional funds if raised will enable the Company to achieve profitability. The Company will also require additional funding to achieve its objectives (in addition to the $200,000 referred to herein). The inability to raise additional funds will materially effect the future business operations of the Company and raises a substantial probability that the Company will have to discontinue operations.

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

         SIGNIFICANT AMOUNT OF REVENUES GENERATED FROM SINGLE CUSTOMER.

         For The fiscal year ended January 31, 2002, one customer accounted for approximately 32% of total revenues. The Company does not have a contract with this customer and, as a result, there is no assurance that this customer will continue to order products from the Company or will continue to order the products in the same amount. The loss of this customer would have a material effect upon the operation of the Company.

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

         IF THE COMPANY DOES NOT SUCCESSFULLY MANAGE ANY GROWTH IT EXPERIENCES, IT MAY EXPERIENCE INCREASED EXPENSES WITHOUT CORRESPONDING REVENUE INCREASES.

         The Company's business plan will, if implemented, result in expansion of its operations. This expansion may place a significant strain on management, financial and other resources. It also will require the Company to increase expenditures before it generates corresponding revenues. The Company's ability to manage future growth, should it occur, will depend upon its ability to identify, attract, motivate, train and retain highly skilled managerial, financial, business development, sales and marketing and other personnel. Competition for these employees is intense. Moreover, the addition of products or businesses will require the Company's management to integrate and manage new operations and an increasing number of employees. The Company may not be able to implement successfully and maintain its operational and financial systems or otherwise adapt to growth. Any failure to manage growth, if attained, would have a material adverse effect on the Company's business. The Company, due to its limited capital presently has only three full time employees which creates an additional risk that the Company may not be successful in implementing its strategy.

         THE COMPANY IS DEPENDENT ON A LIMITED NUMBER OF SOURCES OF SUPPLY FOR MANY OF THE PRODUCTS IT OFFERS. IF ONE OF ITS SUPPLIERS FAILS TO SUPPLY ADEQUATE AMOUNTS OF A PRODUCT THE COMPANY OFFERS, THE COMPANY'S SALES MAY SUFFER AND IT COULD BE REQUIRED TO ABANDON A PRODUCT LINE.

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

         The Company will require significant amounts of additional capital to achieve its stated goals. The Company believes that the net proceeds from the Company's recent private offering of common stock will not be sufficient to completely implement its strategy in calendar year 2002. See "Management's Discussion and Analysis of Financial Conditions and results of Operations-Liquidity and Capital Resources". The Company's future capital requirements will depend on many factors including:

         o the costs of its sales and marketing activities and its education programs for its markets,

         o     competing product and market developments,

         o     the costs of acquiring or developing new products,

         o     the costs of expanding its operations, and

         o     its ability to generate positive cash flow from its sales.

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

         GOING CONCERN QUALIFICATION CONTAINED IN REPORT OF INDEPENDENT
AUDITORS.

         The Company has received from its auditors a report that raises substantial doubt about its ability to continue as a going concern. If the Company fails to raise additional funds or its new operating plan is not successful, an investor in the Company could lose his entire investment.

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

         IF THE MARKETING COMPANIES DO NOT SUCCESSFULLY SELL THE PRODUCTS THE COMPANY OFFERS, THE COMPANY MAY EXPERIENCE SIGNIFICANT LOSSES.

         The products the Company offers may not achieve market acceptance. The market acceptance of these products will depend on, among other factors, their advantages over existing competing products, and their perceived efficacy and safety.

         The Company's business model assumes that the marketing programs instituted by the marketing companies with which it has alliances will result in increased demand for the products it offers. If the marketing programs do not succeed in generating a substantial increase in demand for its products, the Company will be unable to realize its operating objectives. In addition, the Company's business model seeks to build on the expanding roles of marketing partners, and its marketing efforts are concentrated on these groups. If these distribution companies do not successfully sell the products the Company offers or if their customers do not regularly use these products, the Company may experience significant losses and its business will be adversely affected.

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

         The Company's quarterly operating results may fluctuate significantly based on factors such as:

         o changes in the acceptance or availability of the products it offers,

         o the timing of new product offerings, acquisitions or other significant events by the Company or its competitors,

         o regulatory approvals and legislative changes affecting the products it offers or those of its competitors,

         o the timing of expenditures for the expansion of its operations, and

         o general economic and market conditions and conditions specific to the health care industry.

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

Item 8:  Financial Statements and Supplemental Data

         See Financial Data Section appearing on pages F1-F18 following the signature page.


Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, and the position and offices held by each of the directors and executive officers of the Company.

Name                       Age               Position and Office
-----------------          ----              ----------------------------------
Lawrence Burstein          59                Chairman / Director
Arnold Gans                68                President / Director
Myra Gans                  64                Executive Vice President/Director

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

         MYRA GANS, wife of Arnold Gans, the Company's president, has been Executive Vice President of and a director of the Company since 1982. Mrs. Gans has been an executive at MNI since 1981 and was employed at Control Drug, Inc. as Vice President-Sales for five years prior thereto. She has worked extensively with medical professionals and hospitals to integrate company products and programs. Currently, her responsibilities include securing Medicare and Medicaid approvals from each state for the EMF product sold to nursing and convalescent homes, hospitals, dialysis units and pharmacies.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules issued thereunder, the Company's executive officers and directors are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to the Company. Arnold Gans did not timely file a Form 4 with respect to the grant to him of 750,000 options in August, 1999 and the purchase of 133,340 shares of Common Stock and Myra Gans did not timely file a Form 4 with respect to the same 750,000 options granted to her in August 1999 and the same purchase of 133,340 shares of Common Stock. A Form 5 was filed by both on February 16, 2000. The Company believes that during the year ended 2002, one of its directors did not timely file documents in accordance with the requirements of Section 16(a) with respect to the granting of 500,000 options at an exercise price of $0.03 per share. As of January 31, 2002, none of the options were exercised.

Item 11.  EXECUTIVE COMPENSATION

(a)      CASH COMPENSATION

               The following table summarizes the compensation paid in the fiscal years ended January 31, 2002, 2001, & 2000 respectively, to the Company's Chief Executive Officer and Executive Vice President.

                           SUMMARY COMPENSATION TABLE

                                                                LONG TERM
NAME AND PRINCIPAL POSITION       ANNUAL COMPENSATION     COMPENSATION AWARDS(b)
                                  -------------------
                                  YEAR       SALARY           STOCK OPTIONS
                                  ----      ---------         --------------
Arnold Gans
   President (CEO)                2002     $129,230            2,050,000 (a)
                                  2001     $156,923
                                  2000     $140,000              750,000 (a)

Myra Gans
   Executive Vice President       2002     $ 84,615            2,050,000 (a)
     & Secretary                  2001     $ 98,961
                                  2000     $ 85,000              750,000 (a)

(a) Owned jointly by Mr. and Mrs. Gans.
(b) The Company does not offer any restricted stock awards, stock appreciation rights, or other long-term incentive programs.

                 AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                    NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                    UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                    OPTIONS AT YEAR END (#)          AT FISCAL YEAR END ($)(a)
                  ----------------------------     -----------------------------

NAME              EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE

Arnold Gans(a)     4,100,000          --              $41,000           $ --
Myra Gans  (a)     4,100,000          --              $41,000           $ --
--------------
(a) Owned jointly by Mr. And Mrs. Gans.


OPTIONS GRANT IN LAST FISCAL YEAR

                        OPTIONS GRANT IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------- ------------------------------
February 1, 2001 - January 31, 2002                                                          Potential realizable value
                                                                                             at assumed annual rates of
                                                                                            stock price appreciation for
                                                                                                  option term(1)
Individual Grants
--------------------- ------------------- ------------------- ------------ -------------- --------------- --------------
                                               Percent
                                               of total
                            Number           options/SARs
                        of securities          granted
                          underlying              to           Exercise
                         option/SARs          employees         or base                         5%             10%
                           granted            in fiscal          price      Expiration       ($)$ (2)        ($)$(2)
Name                         (#)                 year           ($/Sh)         date
--------------------- ------------------- ------------------- ------------ -------------- --------------- --------------
Arnold Gans              2,050,000(a)            80%             $0.03       10/16/06        $16,991         $37,546
--------------------- ------------------- ------------------- ------------ -------------- --------------- --------------
Myra Gans                2,050,000(a)            80%             $0.03       10/16/06        $16,991         $37,456
--------------------- ------------------- ------------------- ------------ -------------- --------------- --------------

     1. In accordance with Securities and Exchange Commission rules, these columns show gains that might exist for the respective options, assuming that the market price of Gender Sciences, Inc. common stock appreciates from the date of grant over a period of 10 years at the annualized rates of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the named executives from these options will be zero.

     2. Only reflects a five year period in accordance with the expiration date of the options.

(a) Owned jointly by Mr. And Mrs. Gans.

EMPLOYMENT AGREEMENTS

         None of the Company's executive officers is presently a party to an employment agreement with the Company.

(a)      COMPENSATION PURSUANT TO PLANS
           None.

(b)      OTHER COMPENSATION
           None.

(d)      COMPENSATION OF DIRECTORS

           Directors receive no compensation for their services as such.

(e)      TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

           None.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's outstanding common stock beneficially owned on January 31, 2002 by (i) each person who is known by the Company to beneficially own or exercise voting or dispositive control over at least 5% of the Company's common stock, (ii) each of the Company's directors and (iii) all of the Company's executive officers and directors as a group:

NAMES AND ADDRESSES             NUMBER OF SHARES
OF BENEFICIAL OWNER             BENEFICIALLY OWNED(1)    PERCENTAGE OF CLASS(1)
-------------------             ---------------------    ----------------------

Arnold Gans                         4,449,830 (2)                10.4%
10-West Forest Avenue,
Englewood, NJ 07631

Myra Gans                           4,449,830 (2)                10.4%
10 West Forest Avenue,
Englewood, New Jersey 07631

Lawrence Burstein                   1,692,750 (3)                 3.5%
245 Fifth Avenue,
New York, New York 10016

Alan Gaines                         3,320,913 (4)                 7.7%
7 Wakeman Road
Westport, CT  06880

All directors and executive
officers as a group
(4 persons) (3) (4)                 6,463,493                    22.1%

     (1) Includes all shares issuable pursuant to presently exercisable options as well as all such options that will become exercisable within 60 days of the date hereof. Except as otherwise indicated, all shares are beneficially owned, and the persons named herein hold their sole investment and voting power.

     (2) Includes 349,830 shares that are owned by Arnold and Myra Gans; also, these include 4,100,000 stock options that are owned jointly by Mr. And Mrs. Gans of which 2,050,000 options are exercisable at $.03 per share through November 1, 2004, and 2,050,000 options are exercisable at $.03 per share through October 16, 2006. Does not include a total of 4,970,068 options granted on April 1, 2002 at an exercise price of $0.02 per share.

     (3) Includes options to acquire an aggregate of 300,000 shares exercisable at $.10 per share through November 1, 2004, and options to acquire an aggregate of 500,000 shares exercisable at $.03 per share through October 16, 2006. Excludes 8,863 shares owned by Trinity Pension Trust, of which Mr. Burstein is a trustee and beneficiary and 1,333,331 shares owned by Unity Venture Capital Associates Ltd. and options for Unity Venture Capital Associates Ltd. to acquire an aggregate of 900,000 shares exercisable at $.03 per share through October 16, 2006. Mr. Burstein is a Director, President and principal shareholder of Unity Capital. Unity Venture Capital Associates Ltd. also has loaned the Company a total of $245,000 bearing interest at 10% per annum.

     (4) Includes options to acquire an aggregate of 300,000 shares exercisable at $.10 per share through November 1, 2004.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Between February 2001 and August 2001, Arnold Gans guaranteed the Company's bank credit lines of approximately $100,000. Included in Notes Payable at January 31, 2002 is approximately $90,800 resulting from these credit lines. These amounts accrue interest at rates varying from 19% to 27%. In November 2001, Arnold and Myra Gans borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability to Arnold and Myra Gans and agreed to a repayment schedule equal to the repayment schedule of the loan. The balance at January 31, 2002, is $150,000 and is included in "Loans Payable - officer and shareholder". In addition, to the advances by Arnold and Myra Gans, Unity Venture Capital Associates Ltd., an affiliate of Mr. Lawrence Burstein, advanced the Company a total of $245,000. Subsequent to January 31, 2002 in recognition of the loans to the Company by Arnold and Myra Gans and certain salary deferments (totaling $56,153.87), Arnold and Myra Gans were awarded a total of 4, 970, 068 options exercisable at $0.02 per share. In addition, a consultant to the Company was awarded on April 2, 2002, a total of 5,029,932 options exercisable at $0.02 per share.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                      (i) FINANCIAL STATEMENTS
                          Report of Independent Auditors

                          Consolidated Balance Sheets - January 31, 2002 and
                          2001.

                          Consolidated Statements of Operations for the years ended January 31, 2002, 2001, and 2000.

                          Consolidated Statements of Stockholders' Equity for the years ended January 31, 2002, 2001, and 2000.

                          Consolidated Statements of Cash Flows for the years ended January 31, 2002, 2001, and 2000.

                          Notes to Consolidated Financial Statements.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001                    GENDER SCIENCES INC.


                                       By: /s/ ARNOLD GANS
                                           -------------------------------------
                                           Arnold Gans, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                           Date
---------                        -----                           ----


/s/ LAWRENCE BURSTEIN        Chairman and Director
-------------------------    (Principal Executive Officer)     May 15, 2002
 Lawrence Burstein


 /s/ ARNOLD GANS             President (Principal
-------------------------    Operating Officer and
 Arnold Gans                 Principal Accounting
                             and Financial Officer
                             and Director)                     May 15, 2002


 /s/ MYRA GANS               Vice President,
-------------------------    Secretary, and Director           May 15, 2002
 Myra Gans

                              GENDER SCIENCES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Auditors                                               F-2

Consolidated Balance Sheets at January 31, 2002 and 2001                     F-3

Consolidated Statements of Operations for the Years Ended
January 31, 2002, 2001 and 2000                                              F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
January 31, 2002, 2001 and 2000                                              F-5

Consolidated Statements of Cash Flows for the Years Ended
January 31, 2002, 2001 and 2000                                              F-6

Notes to Consolidated Financial Statements                            F-7 - F-18

                            GOLDSTEIN & GANZ, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               98 CUTTERMILL ROAD
                           GREAT NECK, NEW YORK 11021
                                  ------------

                                 (516) 487-0110
                            Facsimile (516) 487-2928

                                                Member of the American Institute
                                                of Certified Public Accountants,
                                                SEC Practice Section

                                                Member of The New York State
                                                Society of Certified Public
                                                Accountants

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Gender Sciences, Inc., F/K/A The MNI Group Inc.

         We have audited the accompanying consolidated balance sheets of Gender Sciences, Inc. F/K/A The MNI Group, Inc. as of January 31, 2002 and January 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ending January 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gender Sciences, Inc. F/K/A The MNI Group, Inc. as of January 31, 2002 and January 31, 2001, and the results of its operations and cash flows for the years ending January 31, 2002, 2001 and 2000 in conformity with generally accepted accounting principles.

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

                                       Goldstein & Ganz, CPA's, PC
Great Neck, NY
May 2, 2002

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------                               January 31
                                                                 ---------------------------
Current Assets                                                       2002            2001
                                                                 ------------   ------------
 Cash                                                            $      4,500   $     32,700
 Accounts receivable (net of allowance for doubtful
  accounts of $0 in 2002 and 2001)                                     77,600         81,200
 Inventories                                                           52,200         92,800
 Other current assets                                                     800         66,800
                                                                 ------------   ------------
    Total current assets                                              135,100        273,500
Fixed assets, net of accumulated depreciation of
 $102,600 and $102,400, respectively                                   25,600        133,200
Other assets:
 Security deposits                                                     15,200         15,200
 Trademark, net of amortization                                             -          3,700
                                                                 ------------   ------------

                                                                 $    175,900   $    425,600
                                                                 ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
 Accounts payable and accrued expenses                           $    347,100   $    166,500
 Short-term debt                                                      112,300         64,000
 Loans payable - officer and stockholder                              395,000        130,000
                                                                 ------------   ------------
    Total current liabilities                                         854,400        360,500
                                                                 ------------   ------------
Stockholders' equity:

 Common stock, no par value; 70,000,000 shares authorized
 at January 31, 2002 and 2001, 29,359,680 shares issued and
 outstanding at January 31, 2002 and 2001                           9,562,800      9,562,800
 Accumulated deficit                                              (10,230,900)    (9,487,300)
                                                                 ------------   ------------
                                                                     (668,100)        75,500
 Less: Treasury stock, at cost                                        (10,400)       (10,400)
                                                                 ------------   ------------
Total stockholders' equity (deficit)                                 (678,500)        65,100
                                                                 ------------   ------------

                                                                 $    175,900   $    425,600
                                                                 ============   ============

                 See notes to consolidated financial statements.

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years Ended January 31,
                                                      ----------------------------------------------
                                                           2002             2001             2000
                                                      ------------     ------------     ------------
Sales                                                 $    488,200     $    627,500     $    443,200
Cost of sales                                              303,700          311,800          267,600
                                                      ------------     ------------     ------------
   Gross profit                                            184,500          315,700          175,600

Selling, general and administrative expenses               746,600          980,100          645,600
Web site costs                                             116,700          379,600          167,200
Advertising expense                                              -           12,100            6,400
                                                      ------------     ------------     ------------
   Operating (loss)                                       (678,800)      (1,056,100)        (643,600)
                                                      ------------     ------------     ------------
Other income (expense):
   Interest income                                               -           12,100            9,000
   Interest (expense)                                      (64,800)        (140,300)         (94,700)
                                                      ------------     ------------     ------------
      Total other income (expense)                         (64,800)        (128,200)         (85,700)
                                                      ------------     ------------     ------------
Net (loss) before extraordinary items and
 provision for income taxes                               (743,600)      (1,184,300)        (729,300)
Extraordinary items:
 Forgiveness of debt                                             -           13,800          337,500
 Extinguishment of minority interest                             -                -          147,600
                                                      ------------     ------------     ------------
Net income from extraordinary items                              -           13,800          485,100
                                                      ------------     ------------     ------------

(Loss) before provision for income taxes                  (743,600)      (1,170,500)        (244,200)
Provision for income taxes                                       -                -                -
                                                      ------------     ------------     ------------
Net (loss)                                               ($743,600)     ($1,170,500)       ($244,200)
                                                      ============     ============     ============
Basic and diluted per share data:
   Operating (loss)                                         ($0.03)          ($0.12)          ($0.18)
   Net income from extraordinary items                           -                -             0.12
                                                      ------------     ------------     ------------
   Net (loss)                                               ($0.03)          ($0.12)          ($0.06)
                                                      ============     ============     ============

Weighted average number of shares outstanding           29,359,680        9,981,743        3,979,015
                                                      ============     ============     ============

                 See notes to consolidated financial statements.

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

                                                     Common Stock             Accumulated        Treasury           Total
                                                Shares          Amount          Deficit            Stock           Equity
                                              ----------     ------------     ------------     ------------     ------------
Balance, January 31, 1999                      4,085,709     $  7,276,400     ($ 8,072,600)    $        -          ($796,200)

Shares repurchased in connection with
settlement with LN Investment Capital
                                              (1,536,030)             -                -           (100,000)        (100,000)

Shares issued as payment of services
performed                                        300,000           37,500              -                -             37,500

Sale of treasury stock                         1,261,030              -                -             89,600           89,600

Net (loss)                                           -                -           (244,200)             -           (244,200)
                                              ----------     ------------     ------------     ------------     ------------
Balance, January 31, 2000                      4,110,709        7,313,900       (8,316,800)         (10,400)      (1,013,300)

Shares issued in connection with the
payment of expenses                              122,974            5,000              -                -              5,000

Shares issued in connection with the
conversion of debentures to equity            24,725,997        2,213,900              -                -          2,213,900

Shares issued as payment for various
obligations                                      400,000           30,000              -                -             30,000

Net (loss)                                           -                -         (1,170,500)             -         (1,170,500)
                                              ----------     ------------     ------------     ------------     ------------

Balance, January 31,2001                      29,359,680        9,562,800       (9,487,300)         (10,400)          65,100

Net (loss)                                           -                -           (743,600)             -           (743,600)
                                              ----------     ------------     ------------     ------------     ------------

Balance, January 31,2002                      29,359,680     $  9,562,800     ($10,230,900)       ($ 10,400)       ($678,500)
                                              ==========     ============     ============     ============     ============

                 See notes to consolidated financial statements.

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years Ended January 31,
                                                      -------------------------------------------
                                                          2002            2001           2000
                                                      -----------     -----------    -----------
Cash flows from operating activities:
  Net (loss)                                            ($743,600)    ($1,170,500)     ($244,200)
  Adjustments to reconcile net (loss) to
    net cash provided (used) by operating
    activities:
      Extraordinary items:
        Foregiveness of debt                                    -         (13,800)      (337,500)
        Extinguishment of minority interest                     -               -       (147,600)
      Payment of services with common stock                     -           5,000         37,500
      Payment of interest with common stock                     -         134,100              -
      Depreciation and amortization                         7,300          11,400         (2,500)
      Write-off capitalized web site costs                100,300               -              -
      Write-off trade marks                                 3,700               -              -
  Changes in operating assets and liabilities:
      Accounts receivable                                   3,600         (67,200)        72,800
      Inventories                                          40,600          (9,400)       (43,100)
      Other assets                                         66,000         (43,800)       (22,100)
      Accounts payable and accrued expenses               180,600          42,700         51,300
                                                      -----------     -----------    -----------
Net cash (used) for operating activities                 (341,500)     (1,111,500)      (635,400)
                                                      -----------     -----------    -----------
Cash flows from investing activities:
  Purchase of equipment                                         -        (134,800)       (10,600)
  Trademarks                                                    -          (3,700)             -
                                                      -----------     -----------    -----------
Net cash (used) for investing activities                        -        (138,500)       (10,600)
                                                      -----------     -----------    -----------
Cash flows from financing activities:
  Redemption of stock in settlement                             -               -       (100,000)
  Proceeds from sale of treasury stock                          -               -         89,600
  (Decrease) increase in loans from stockholder           115,000         130,000       (172,500)
  Proceeds from loans from officer                        150,000               -              -
  (Decrease) increase in short-term debt                   48,300           3,000        (47,700)
  Proceeds from sale of debentures                              -         500,000      1,521,300
                                                      -----------     -----------    -----------
Net cash provided by financing activities                 313,300         633,000      1,290,700
                                                      -----------     -----------    -----------

Increase (decrease) in cash                               (28,200)       (617,000)       644,700
Cash, beginning of year                                    32,700         649,700          5,000
                                                      -----------     -----------    -----------
Cash, end of year                                     $     4,500     $    32,700    $   649,700
                                                      ===========     ===========    ===========
Supplemental information:
  Cash expended for:
    Interest expense                                  $    42,600     $    32,600    $    32,600
    Federal income taxes                                        -               -              -

                 See notes to consolidated financial statements.

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

Note 1.  Organization and Business:
         -------------------------

         Gender Sciences, Inc., (F/K/A The MNI Group, Inc.), a New Jersey corporation organized in 1981 and its subsidiaries has primarily been engaged in the development and distribution of nutritional and health products. The Company develops and distributes targeted, uniquely engineered, Nutrition-Medicine products for the Anti-Aging, Weight Loss, and Elder Care markets within the medical, institutional, and mass-market communities. The products are sold under the Company's label or alternatively under private label for various distribution channels.

         In May 1993, the Company organized NutraPet Labs, Inc. (NutraPet) for the purpose of developing and marketing pet products. The Company subsequently issued 313,000 shares of NutraPet common stock for $313,000 in a private placement.

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

         Fixed Assets - Furniture, fixtures and equipment, and leasehold improvements are stated at cost and depreciated and amortized over their estimated useful lives using the straight-line method for financial reporting purposes. Expenditures for repairs and maintenance, which do not extend the useful life of the property, are expensed as incurred. The estimated useful lives of the assets are as follows:

               Furniture, fixtures and equipment           5-10 years
               Leasehold improvements                       3-7 years

         Research and development - The Company and its subsidiaries utilize independent third parties to design and test certain products. These expenditures are accounted for as research and development costs and are expensed as incurred.

         Web Site Development Costs - Costs to develop the Company's web site, including the cost of developing services offered to visitors of the web site, are accounted for under Statement of Position No. 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". Through the third quarter of the year ended January 31, 2001, such costs were incurred during the preliminary project stage and, accordingly, were expensed. Since that time, such costs were capitalized and were amortized over a five year period. During the year ended January 31, 2002, the Company closed its website and all capitalized costs related to the development of the website were written off.

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

Note 2.  Significant Accounting Policies (continued):
         -------------------------------------------

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

         Earnings per share - The consolidated financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. In accordance with SFAS 128, diluted earnings per share are not presented in years during which the Company incurred a loss from operations.

         Impact of New Accounting Standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 did not have a material effect on the Company's results of operations or financial position. SFAS 142 requires that good will be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company adopted the provisions of SFAS 142 in the third quarter of fiscal 2001 for new acquisitions. SFAS 142 will be applied to previously acquired intangibles in the first quarter of fiscal 2003. The adoption of SFAS 142 did not have a material effect on the Company's results of operations or financial position.

         Goodwill - Goodwill represents the amount paid in consideration for an acquisition in excess of the net tangible assets acquired. For acquisitions prior to June 30, 2001, the Company continued to amortize goodwill through January 31, 2002. The Company conducts tests for impairment and goodwill that is determined to have become impaired is written off.

         Carrying Values of Long-Lived Assets - The Company evaluates the carrying values of its long-lived assets to be held and used in the business by reviewing undiscounted cash flows by operating unit. Such evaluations are performed whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying values of the assets, the carrying values are adjusted for the differences between the fair values and the carrying values.

         Intangible Assets - The capitalized cost of intangible assets are amortized over their expected period of benefit on a straight-line basis, generally 20 years for trademarks and 15 to 40 years for goodwill. However, SFAS 142 will be applied to intangibles acquired prior to the third quarter of fiscal 2002.

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

Note 2.  Significant Accounting Policies (continued):
         -------------------------------------------

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

         Reclassification - Certain amounts in the January 31, 2001 financial statements were reclassified to conform to the January 31, 2002 presentation.

Note 3.  Fixed Assets:
         ------------

         Fixed assets consisted of the following at January 31, 2002 and 2001, respectively:

                                                           January 31,
                                                      ---------------------
                                                        2002         2001
                                                      --------     --------
              Furniture, fixtures and equipment       $103,000     $103,000
              Leasehold improvements                    25,200       25,200
              Web site development costs                     -      107,400
                                                      --------     --------
                                                       128,200      235,600
              Less:  accumulated depreciation
                     and amortization                  102,600      102,400
                                                      --------     --------

                                                      $ 25,600     $133,200
                                                      --------     --------

Note 4.  Notes Payable:
         -------------

         In November 1991, Family Weight Loss Centers, Inc. (FWLC), (a former subsidiary of Gender Sciences), filed a petition for bankruptcy proceedings pursuant to Chapter 7 of the federal bankruptcy statutes. This petition provided for complete liquidation of all of the corporate assets and liabilities. FWLC was an affiliate of a stockholder of the Company.

         Subsequent to the bankruptcy filing, the Company agreed to satisfy an outstanding $4,000,000 obligation, which it had guaranteed as part of the FWLC acquisition. The guarantee was in the form of a term note to Fleet Bank, NA. The Company agreed to satisfy the obligation by the payment of $125,000, issuance of a three year note in the amount of $125,000, with interest at the bank's prime rate, and the issuance of warrants to purchase 750,000 shares of the Company's common stock at a price of $.01 per share, expiring in February 2002. In February 1995, the Company agreed to liquidate the three-year note in the amount of $125,000 by the payment of 42 monthly payments in the amount of $2,976 each plus interest at the prime rate commencing in August 1995. At January 31, 2000, the balance outstanding was $23,800. During the year ended January 31, 2001 the Company negotiated a payoff settlement with Fleet Bank, which resulted in forgiveness of debt of $13,800. Interest charged to expense on this debt was $600 and $3,800, for the years ended January 31, 2001 and 2000, respectively.

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

Note 4.  Notes Payable (continued):
         -------------------------

         The Company borrowed $50,000 from PNC Bank on January 29, 1998. The maturity date of the loan was January 29, 1999, with interest accruing at the rate of 10.25% per annum. During the year ended January 31, 1999, this loan was converted to a demand note. Principal and interest payments are being made on a monthly basis. Interest paid during the year ending January 31, 2002, was approximately $2,500. At January 31, 2002 and 2001, the outstanding balance was approximately $21,500 and $30,000, respectively.

         An officer of the Company guaranteed the Company's bank credit lines of approximately $100,000. Included in Short Term Debt at January 31, 2002 is approximately $90,800 resulting from these credit lines. These amounts accrue interest at rates varying from 19% to 27%.

     Loans Payable - officer and stockholder

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

         During the fourth quarter of fiscal 2001, the Company received an advance of $130,000 from an affiliate of the Chairman of the Board which company is also a stockholder. During fiscal 2002, additional advances were received from this entity and the balance at January 31, 2002 owed to this entity is $245,000. Interest is being accrued at 10% per year and amounts to approximately $19,300, which is included in accrued expense at January 31, 2002. No documentation has been prepared for this loan.

         An officer of the Company borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability to the officer and agreed to a repayment schedule equal to the repayment schedule of the officer's loan. The balance at January 31, 2002, is $150,000 and is included in "Loans Payable - officer and stockholder".

Note 5.  Lease Commitments:
         -----------------

         The Company leases an office and warehouse facility in New Jersey under a lease, which expires in December 2004. Total gross rental expense for the year ended January 31, 2002, 2001 and 2000 was approximately $85,000, $85,000 and $65,600, respectively. The Company sub-lets (on a month to month basis) a portion of its facility to various entities at an annual rental income of approximately $34,600, $33,800, and $34,600 for the years ended January 31, 2002, 2001 and 2000, respectively. The future minimum annual rental payments are as follows:

                                  Year ended January 31,
                                                    2003         65,800
                                                    2004         67,500
                                                    2005         61,900
                                                              ---------
               Total future minimum annual rent payments      $ 195,200
                                                              =========

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

Note 5.  Lease Commitments (continued):
         -----------------------------

         The Company leases equipment under various operating leases. During the year ended January 31, 2002, the total payments under such leases were $21,000. The future minimum annual lease payments are as follows:


                                   Year ended January 31,
                                                     2003     $  18,600
                                                     2004        10,300
                                                     2005         3,700
                                                              ---------
               Total future minimum annual lease payments     $  32,600
                                                              =========

Note 6.  Stockholders' Equity:
         --------------------

         In February 1992, in connection with the bankruptcy of FWLC (see Note
     4) the Company issued to Fleet Bank warrants to purchase 750,000 shares of the Company's common stock. The warrants are exercisable at $.01 per share and expired in February 2002. At January 31, 2002, none of the options were exercised.

         In March 1992, three officers and directors of the Company were each granted options to purchase 125,000 shares of the Company's common stock plus 150,000 additional options, which vested over 60 months. The options are exercisable at $.10 per share. Upon the resignation of one of the officers, 150,000 options were cancelled. The original 125,000 options issued to this officer expired in 1999. In 1999, the options issued to the remaining two officers (275,000 each), were extended to November 2004 and in October 2001 in consideration for their efforts on behalf of the Company the exercise price was reduced to $0.03. At January 31, 2002, none of the options were exercised.

         In January 1996, as consideration to forego payment of past due salary, two officers of the Company were issued 375,000 options each exercisable at $.10 per share and in October 2001 in consideration for their efforts on behalf of the Company the exercise price was reduced to $0.03. The options expire in November 2004. At January 31, 2002, none of the options were exercised.

         In February 1997, as consideration for his efforts on behalf of the Company, an officer was issued options to purchase 100,000 shares of the Company's common stock at $.10 per share. The options expire in November 2004. At January 31, 2002, none of the options were exercised.

         During 1999, the Company issued options to a consultant to purchase 175,000 shares of the Company's common stock as additional consideration on behalf of his efforts in building the Company's web site. The options are exercisable 100,000 at $.10 per share and 75,000 at $.25 per share. All of these options expire November 2004. At January 31, 2002, none of the options were exercised.

         In July 1999, as consideration for his efforts on behalf of the Company, an officer was issued options to purchase 100,000 shares of the Company's common stock at $.10 per share. The options expire in November 2004. At January 31, 2002, none of the options were exercised.

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

Note 6.  Stockholders' Equity (continued):
         --------------------------------

         In August, 1999, options to purchase 750,000 shares of the Company's common stock which were previously issued to Lepercq Capital Management, were transferred to Arnold and Myra Gans, President and Vice President of the Company, respectively. These options were transferred as consideration for their efforts in developing Womens Health Network and in October 2001 in further consideration for their efforts on behalf of the Company the exercise price was reduced to $0.03. Such options expire on November 1, 2004. At January 31, 2002, none of the options were exercised.

         In October 1999, the Chairman and one director of the Company were each contingently awarded options to purchase a total of 300,000 shares of the Company's common stock at a price of $0.10 per share. The grant of these options was contingent upon the adoption of a stock option plan by the stockholders of the Company. On October 19, 2000, at the Company's annual meeting, the stockholders adopted the 2000 Long-Term Incentive Stock Option Plan and the options vested. At January 31, 2002, none of the options were exercised. The options will expire on November 1, 2004.

         In November 1999, options to purchase 335,000 shares of the Company's common stock were issued to various medical consultants and options to purchase 20,000 shares were issued to various other consultants. Such options expire on November 1, 2009. At January 31, 2002, none of the options were exercised.

         In December 1999, the Company issued options to purchase 5,250 shares and 500 shares of the Company's common stock as bonuses to employees and consultants, respectively. The options are exercisable at $.10 per share and expire November 2004. At January 31, 2002, none of the options were exercised.

         In February 2000, as consideration for accepting the terms of her employment agreement, an employee was issued 25,000 options exercisable at $.875 per share. The options expire in November 2004. At January 31, 2002, none of the options were exercised.

         In March 2000, the Company granted options to a member of its medical review board to purchase 100,000 shares of its common stock. Additionally, in March 2000, the Company granted options to a consultant to purchase 1,000 shares of its common stock. Both options are exercisable at $.875 per share and expire on November 1, 2009 and November 1, 2004, respectively. At January 31, 2002, none of the options were exercised.

         In March 2000, the Company entered into an agreement with a consultant, which provided, in addition to cash consideration, options to purchase 3,985,000 shares of common stock of the Company at an exercise price of $.875 per share. The options have a five year term and vest 20% upon grant and 20% on each six month anniversary of the date of grant. Further, the agreement provided, on substantially the same terms, options to purchase 1)
     - 500,000 shares for the Department of Medicine at Columbia University College of Physicians and Surgeons and, 2) - 413,500 shares for two individuals associated with the consultant. At January 31, 2002, none of the options were exercised.

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

Note 6.  Stockholders' Equity (continued):
         --------------------------------

         Throughout the year ended January 31, 2001, as consideration for their efforts on behalf of the Company, two employees were issued options to purchase a total of 35,000 shares of the Company's common stock at prices between $0.25 and $0.375 per share. As consideration for accepting positions on the Company's Advisory Board, four individuals were issued a total of 85,000 options exercisable at prices ranging from $.10 to $.875 per share. In addition, four consultants were issued options to purchase a total of 22,500 shares of the Company's common stock at prices ranging from $0.675 to $0.875. The options expire in November 2004. At January 31, 2002, none of the options were exercised.

         In May 2001, as consideration for efforts on behalf of the Company, an employee was issued options to purchase 5,000 shares of the Company's common stock at a price of $0.75 per share. The options expire in November 2004. At January 31, 2002, none of the options were exercised.

         In September 2001, the Company entered into an agreement with a sales organization for the distribution of its products. The agreement allows for granting a total of up to 4,500,000 options to purchase the Company's stock upon meeting certain revenue and new client objectives. Through January 31, 2002, 700,000 of the 4,500,000 options were granted and exercisable immediately at $0.03 per share. The options expire in November 2006. At January 31, 2002, none of the options were exercised.

         In October 2001, the Company's Board of Directors authorized the issuance of an additional 3,450,000 options to a shareholder and two officers of the Company. These options are exercisable at $.03 per share. In addition, an employee of the Company was granted 500,000 options exercisable at $.03 per share. At January 31, 2002, none of the options were exercised.

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

         On October 19, 2000, at the Company's annual meeting, the stockholders voted to increase the authorized number of shares of the Company's common stock to 70,000,000. This resulted in the automatic conversion of the debenture sold during the current fiscal year plus the related accrued

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

Note 6.  Stockholders' Equity (continued):
         --------------------------------

     interest to 2,388,826 shares. The original debentures matured on October 1, 2000, and, therefore, did not automatically convert. Each original debenture holder elected to convert their debentures plus the accrued interest into the Company's common stock. Accordingly, during the fourth quarter of the Company's fiscal year, 2001 23,007,151 shares were issued for this conversion.

     2000 Long-Term Incentive Stock Plan

         On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the Plan). Under the Plan, the Company may grant stock options, stock appreciation rights (SAR's) or stock awards. All employees of the Company are eligible to participate in the Plan. The Plan authorizes the issuance, in the aggregate, of up to 6,000,000 share of common stock. No stock option, SAR or other award, may be granted under the Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 300,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At January 31, 2002, no options were granted from the Plan.

Note 7.  Income Taxes:
         ------------

         The Company has adopted the liability method of accounting for income taxes pursuant to SFAS 109. No recognition has been made of the possible benefits of available net operating loss carryforwards due to the uncertainty that future years' will provide income to be offset by such available benefits. Gender Sciences and its subsidiaries have net operating loss carryforwards of approximately $6,699,700, which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $3,580,000 as of January 31, 2002, with a valuation allowance of an equal amount as follows:

                                               Year Ended January 31,
                                           2002          2001          2000
                                       -----------   -----------   -----------
Deferred tax asset                     $ 2,345,000   $ 2,085,000   $ 1,676,000

Allowance for deferred tax asset        (2,345,000)   (2,085,000)   (1,676,000)
                                       -----------   -----------   -----------
Net deferred tax asset                 $     -       $     -       $     -
                                       ===========   ===========   ===========

         Net operating losses carryovers of approximately $6,699,700 will expire through 2020 as follows:

                  Years ending January 31, 2006          $   518,100
                   Year ending January 31, 2007            2,932,000
                   Year ending January 31, 2008              486,300
                   Year ending January 31, 2009               31,600
                   Year ending January 31, 2010              310,500
                   Year ending January 31, 2011               16,200
                   Year ending January 31, 2012               16,200
                   Year ending January 31, 2017              232,000
                   Year ending January 31, 2018              244,200
                   Year ending January 31, 2019            1,169,000
                   Year ending January 31, 2020              743,600
                                                         -----------
                                                         $ 6,699,700
                                                         ===========

Note 8.  Commitments and Contingencies:
         -----------------------------

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

     Consulting Agreements

         In March 2000, the Company entered into an agreement with a consultant, which provided cash consideration and options to purchase shares of common stock of the Company (see Note 6). The options have a five-year term and vest over two years. Upon execution of the agreement, the Company paid the consultant $100,000 and became obligated to make an additional payment of $150,000 on the first anniversary of the agreement. The Company and the consultant have since amended the terms of the agreement, making subsequent payments contingent on the Company obtaining additional financing by June 1, 2001. Such financing did not occur and the Company has not recorded a liability for the remaining $150,000 payment.

     Going Concern

         As shown in the accompanying financial statements, the Company's sales have decreased from $627,500 to $488,200. Losses from operations have decreased from ($1,184,300) to ($743,600) due to significant cost cutting measures. Additionally, the Company has negative working capital at January 31, 2002, of ($719,300). The fact that the Company has continued to sustain losses and requires additional sources of cash to fund its operations, continues to create uncertainty about the Company's ability to continue as a going concern.

         Management of the Company has developed a plan to improve cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. During fiscal years 2000 and 2001, management had directed its efforts toward the development of its non-biased gender based womens' healthcare Internet web site. In fiscal 2002, because of the decline in interest in the Internet and, in particular the determination by the Company that its women's health website and its

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

Note 8.  Commitments and Contingencies (continued):
         -----------------------------------------

     e-commerce initiative would not be successful, the Company elected to cease its Internet initiative and has focused its efforts on its off-line businesses. Presently, managements' efforts and the Company's resources are being directed toward new product development and direct sales and marketing to existing and new customers.

         During fiscal 2002 various officers and stockholders of the Company have made additional interest-bearing loans to the Company of approximately $265,000. The Company will require additional working capital until such time as profitability from various ventures and sales of existing products are achieved and the Company reaches break-even levels. The Company is actively seeking to raise additional capital. There can be no assurance that the Company will be successful in raising such funds and that if additional funds are raised, that the Company's decision to focus on off-line activities will result in achieving profitability.

         The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds and the success of managements' plan to expand operations. The Company anticipates that the additional financing, if successful as discussed above, will provide the necessary funds it requires for the balance of the year ending January 31, 2003. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 9.  Major Customers:
         ---------------

         For the year ended January 31, 2002, two customers were responsible for approximately $214,300 in sales; representing approximately 44% of sales. For the year ended January 31, 2001, three customers were responsible for approximately $244,400 in sales; representing approximately 39% of sales. For the year ended January 31, 2000, one customer was responsible for approximately $75,800 in sales representing approximately 17% of total sales.

Note 10. Extraordinary Items:
         -------------------

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

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

Note 10. Extraordinary Items (continued):
         -------------------------------

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

Note 11. Distribution Agreement:
         ----------------------

         On January 30, 2001, the Company entered into a distribution agreement, which gave the Company the right to provide certain products to an entity, which has exclusive marketing and sales rights to such products. As part of the agreement, the Company was required to advance approximately $49,000 for marketing and promotional expenses. Such advances were to be repaid out of profits during the first six months of the agreement. At January 31, 2001, approximately $45,600 was reflected in Accounts Receivable on the Company's balance sheet.

         During fiscal 2002, this amount was written off because minimal activity had occurred under the distribution agreement and no amounts had been repaid to the Company.

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

Note 12. Segment Information:
         -------------------

         The Company organizes its business units into three reportable segments: nutritional support products, holistic products, and animal products.

                                             Nutritional                                  Adjustment
                                               Support        Holistic        Animal          &
                                               Products       Products       Products     Elimination   Consolidated
                                             -----------    -----------    -----------    -----------   ------------
Year Ended January 31, 2002
 Revenues from unaffiliated customers        $   355,000    $    88,500    $    44,700                   $   488,200
                                             ===========    ===========    ===========                   ===========
(Loss) from operations                         ($656,700)   $   (28,300)   $   (58,600)                    ($743,600)
                                             ===========    ===========    ===========                   ===========
 Identifiable assets at January 31, 2002     $   624,900    $    40,500    $   161,000    $  (650,500)   $   175,900
                                             ===========    ===========    ===========    ===========    ===========

Year Ended January 31, 2001
 Revenues from unaffiliated customers        $   456,500    $   100,000    $    71,000                   $   627,500
                                             ===========    ===========    ===========                   ===========
(Loss) from operations before
  extraordinary item                         ($1,239,700)   $    48,600         $6,800                   ($1,184,300)
                                             ===========    ===========    ===========                   ===========
 Identifiable assets at January 31, 2001     $   703,600    $    51,900    $   243,300      ($573,200)   $   425,600
                                             ===========    ===========    ===========    ===========    ===========

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

Note 13. Quarterly Results of Operations (unaudited):
         -------------------------------------------

     Below is a summary of the quarterly results of operations for each quarter of fiscal 2002 and 2001:

     2002                                      First         Second          Third          Fourth
     ----                                    ---------      ---------      ---------      ---------
     Sales                                   $  79,500      $ 140,800      $ 101,500      $ 166,400
     Gross Profit                               37,300         60,700         24,400         62,100
     Net Income (loss)                        (212,900)      (177,300)      (204,500)      (148,900)
     Net Income (loss) per common share         ($0.01)        ($0.01)        ($0.01)        ($0.01)

     2001
     ----
     Sales                                   $ 228,100      $ 125,500      $ 135,800      $ 138,100
     Gross Profit                              115,800         62,500         63,700         73,700
     Net Income (loss)                        (332,600)      (268,600)      (331,700)      (237,600)
     Net Income (loss) per common share         ($0.07)        ($0.06)        ($0.07)        ($0.01)

                 GENDER SCIENCES, INC. F/K/A THE MNI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002

Note 14. Supplemental Cash Flow Information:
         -----------------------------------

         During the year ended January 31, 2001, the Company issued 122,674 shares of its common stock valued at $5,000, as payment in lieu of services performed. Additionally, during the year ended January 31, 2001, the Company issued 400,000 shares of common stock as payment of $30,000 of corporate obligations. No shares of the Company's common stock were issued during the year ended January 31, 2002.

Note 15. Subsequent Events:
         ------------------

         In April 2002 through May 10, 2002, the Company raised $145,000 (net of commissions) from the sale of shares of its Common Stock at $0.02 per share.

         Also, in April 2002, the Company issued options for 10,100,000 shares of the Company's common stock. All such options are exercisable at $0.02 per share and expire in April 2007. Of these options, 4,970,068 were issued to two of the Company's officers as consideration for their efforts on behalf of the Company, and 5,029,932 were issued to one individual as consideration for arranging the stock sale and for services as a consultant to the Company.

(b)      REPORTS ON FORM 8-K

           None.

(C)      EXHIBITS

           None.