Form 10-Q
period 2002-04-30
GENDER SCIENCES INC
filed 2002-06-14
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2002
                 ----------------------------------------------
                                       OR

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

              37,859,680 shares of Common Stock at June 14, 2002.

                              GENDER SCIENCES, INC.
                              ---------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                            ASSETS
                                            ------



                                                                   APRIL 30,      JANUARY 31,
                                                                     2002            2002
                                                                 ------------    ------------
Current assets:
     Cash                                                        $     43,200    $      4,500
     Accounts receivable (net of allowance)                           119,400          77,600
     Inventories                                                       52,400          52,200
     Other current assets                                               3,500             800
                                                                 ------------    ------------

         Total current assets                                         218,500         135,100

Fixed assets, net of accumulated depreciation
     of $104,400 and $102,600, respectively                            23,800          25,600

Other assets:
     Security deposits                                                 15,200          15,200
                                                                 ------------    ------------

                                                                 $    257,500    $    175,900
                                                                 ============    ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------


Current liabilities:
     Accounts payable and accrued expenses                       $    351,300    $    347,100
     Notes payable - short term                                        96,100         112,300
     Loans payable - officer and stockholder                          394,400         395,000
                                                                 ------------    ------------

         Total current liabilities                                    841,800         854,400
                                                                 ------------    ------------

Stockholders' Equity:
     Common stock, no par value; 70,000,000 shares authorized;
     36,109,680 shares issued and 35,834,680 outstanding at
     April 30, 2002; 29,359,680 shares issued and 29,084,680
     outstanding at January 31, 2002                                9,697,800       9,562,800

     Accumulated deficit                                          (10,271,700)    (10,230,900)
                                                                 ------------    ------------
                                                                     (573,900)       (668,100)
     Less treasury stock                                              (10,400)        (10,400)
                                                                 ------------    ------------
                                                                     (584,300)       (678,500)
                                                                 ------------    ------------
                                                                 $    257,500    $    175,900
                                                                 ============    ============



See notes to condensed consolidated financial statements.

                              GENDER SCIENCES, INC.
                              ---------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------



                                                        THREE MONTHS ENDED
                                                             APRIL 30,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------


Sales                                              $    318,500    $     79,500
Cost of sales                                           170,700          42,200
                                                   ------------    ------------

Gross profit                                            147,800          37,300
                                                   ------------    ------------

Selling, general and administrative expenses            172,700         234,500
Website costs                                                --           9,600
                                                   ------------    ------------


Total operating expense                                 172,700         244,100
                                                   ------------    ------------


Operating (loss)                                        (24,900)       (206,800)


Other (expense):
     Interest expense                                   (15,900)         (6,100)
                                                   ------------    ------------


Net (loss)                                         ($    40,800)   ($   212,900)
                                                   ============    ============

Per share data:
     Basic and diluted net (loss)                  ($       .00)   ($       .01)
                                                   ============    ============

Weighted average number of shares outstanding        30,740,017      29,359,680
                                                   ============    ============



See notes to condensed consolidated financial statements.

                              GENDER SCIENCES, INC.
                              ---------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------



                                                               THREE MONTHS ENDED
                                                                    APRIL 30,
                                                             ----------------------
                                                                2002         2001
                                                             ---------    ---------
Cash flows from operating activities:
     Net (loss)                                              ($ 40,800)   ($212,900)
     Adjustments to reconcile net (loss) to net
       cash provided (used) by operating activities:
         Depreciation and amortization                           1,800        7,300
         Change in operating assets and liabilities:
           (Increase) decrease in accounts receivables         (41,800)      67,500
           (Increase) in inventories                              (200)     (13,700)
           (Increase) in prepaid expenses and other assets      (2,700)     (31,300)
           Increase in accounts payable                          4,200       25,600
                                                             ---------    ---------

Net cash (used) by operating activities                        (79,500)    (157,500)
                                                             ---------    ---------

Cash flows from financing activities:
     Sale of common stock                                      135,000           --
     Payment of notes payable                                  (16,200)     (16,600)
     Loans from officers and stockholders                           --      151,200
     Payment of loans from officers and stockholders              (600)          --
                                                             ---------    ---------
Net cash provided by financing activities                      118,200      134,600
                                                             ---------    ---------

Increase (decrease) in cash                                     38,700      (22,900)

Cash at beginning of period                                      4,500       32,700
                                                             ---------    ---------

Cash at end of period                                        $  43,200    $   9,800
                                                             =========    =========

Supplemental information:
     Interest expense paid                                   $   9,800    $   1,000
     Federal income tax                                             --           --


See notes to condensed consolidated financial statements.

                              GENDER SCIENCES, INC.
                              ---------------------

              NOTES TO CONDENSED CONSOLIDATED FIANANCIAL STATEMENTS
              -----------------------------------------------------

                                 APRIL 30, 2002
                                 --------------



    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2002, and the results of its operations and cash flows for the three months ended April 30, 2002 and 2001. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended January 31, 2002, which is included in its Annual Report on Form 10-K filed in May 2002. The results of operations for the period ended April 30, 2002 are not necessarily indicative of the operating results for the full year.


1. INCOME PER SHARE:
   ----------------

   Income per share is computed on the weighted average number of shares outstanding. During periods in which the Company reflects a net loss, common stock equivalents (warrants and options) are not reflected since they would be antidilutive.


2. SALE OF COMMON STOCK:
   --------------------

   During the quarter ended April 30, 2002, the Company sold 6,750,000 shares of its common stock at $.02 per share in a private sale. In May 2002 the Company sold in a private sale an additional 1,750,000 shares at the same price.

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

            Comparison of Three Months Ended April 30, 2002 and 2001.
            ---------------------------------------------------------

         Sales for the three months ended April 30, 2002 were $318,500 as compared with sales of $79,500 for the three months ended April 30, 2001, an increase of 301%. This was primarily due to a significant increase in sales from a major customer of approximately $175,000. Cost of sales increased from $42,200 for the three months ended April 30, 2001, or 53.1% of sales, to $170,700, or 53.6% of sales, for the comparable period in 2002. This increase in cost of sales is directly attributable to the increased sales for the period. Selling, general and administrative expenses decreased 26.4% to $172,700 for the three months ended April 30, 2002, from $234,500 for the comparable period in 2001. The decrease in these expenses is primarily attributable to a reduction in the number of employees and consultants to the Company. We also expended $9,600 towards the development of our website for the three month period ended April 30, 2001 as compared to no such costs in the current period because the operation of the website has ceased. For the three months ended April 30, 2002, we incurred an operating loss of $24,900 as compared to an operating loss of $206,800 for the comparable period in 2001. This decrease in loss was primarily due to the increased sales volume resulting in the increase in gross profit of $110,500 and the reduction in selling, general and administrative costs of $61,800. The net loss for the three months ended April 30, 2002 was $40,800 or ($.00) per share as compared to a net loss for the three months ended April 30, 2001 of $212,900 or ($.01) per share.


Interest expense was $15,900 for the three months ended April 30, 2002, as compared to interest expense of $6,100 during the comparable period of 2001. This increase in interest expense was primarily due to the interest on increased short-term debt at interest rates varying between 10%-27%.

Liquidity and Capital Resources
-------------------------------

At April 30, 2002, the Company had cash of $43,200 as compared to cash of $4,500 on January 31, 2002 as a result of the sale of shares of common stock in a private sale.

Due to the significant decline in the commercial potential of its Internet site, we ceased the operation of our website during the fiscal year ending 2002 and reduced the number of employees and consultants related to the site and decided to focus our efforts on our traditional business. The Company has returned to its original concentration of developing uniquely engineered, high margin, recurring-revenue, Nutritional-Support products.

An officer of the Company has personally guaranteed the Company's credit line of approximately $100,000. Included in Short Term Debt at April 30, 2002 is approximately $77,000 resulting from these credit lines. These lines accrue interest at rates varying from 19% to 27%. An officer of the Company personally borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability to the officer and agreed to a repayment schedule equal to the repayment schedule of the officer's loan. The balance at April 30, 2002, is approximately $149,400 and is included in "Loans Payable - officer and stockholder". A company affiliated with a Director advanced an additional $245,000 during the two year's ended January 31, 2002. We will require additional working capital until such time as profitability from these ventures and sales of existing products are achieved and we can reach break-even levels. Management is actively seeking to raise additional funds primarily through the sale of common stock. Between April 1, 2002 and June 12, 2002 we have raised $170,000 from the sale of 8,500,000 shares of common stock at a price $.02 per share (in a private sale). There can be no assurance that these funds raised to date ($170,000) or any additional funds will result in our achieving profitability. We will also require additional funding to achieve our long-term objectives (in addition to the $170,000 referred to herein). The inability to raise additional funds will materially effect the future business operations of the Company and raises a substantial probability that the Company may have to discontinue operations.

Recent Developments
-------------------

         In December 2001, the Company engaged Gene Terry for a three-month period that was extended until May as a consultant to reorganize and restructure the Company's focus emphasizing high margin, recurring-revenue products. Mr. Terry's background was as a pioneer in the IV Nutrition Industry and as a founder of Home Nutritional Support (HNSI). In May 2002, Mr. Terry accepted the position of Chairman of Gender Sciences, Inc.

         The Company is working closely with a national marketing organization that has taken our collagen product from 96 units per order to 30,000 units per order in less than two years. The Company is also beginning a marketing initiative into the Nursing Homes, Hospitals, and Dialysis Units with its patented EMF product that stabilizes weight loss and promotes weight gain in the elderly or ill patient. To facilitate these sales, application has been made to Medicare for a HCPCS code. As soon as a code is assigned to EMF, the Company can apply for Medicare approval. There is no assurance that such approval will be forthcoming. The Company will also apply state-by-state for Medicaid approval of EMF. To date, New York State has approved EMF for coverage. There is no guarantee approval will come from other states. The Company also continues to work with multi-level marketing distribution companies and weight-loss centers that are currently ordering some of the Company's products and are planning to add three additional products during the coming quarter.

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

                           Part II - Other Information





ITEM 1.  Legal Proceedings
--------------------------

(a)      None.

ITEM 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

         (a) Unregistered Shares of Common Stock, no par value, issued in the first quarter and through May 31, 2002 were as follows:

--------------------------------------------------------------------------------------
                  DATE          PURCHASERS    # SHARES    CONSIDERATION    EXEMPTION
                  ----          ----------    --------    -------------    ---------
--------------------------------------------------------------------------------------
   04/24/02 - 05/31/02     PRIVATE HOLDERS   8,500,000         $170,000        4 (b)

--------------------------------------------------------------------------------------

         (b) During the first quarter of fiscal 2003, the Company issued options to purchase shares of the Company's Common Stock as listed below.

--------------------------------------------------------------------------------
       DATE       GRANTEES       # OPTIONS      EXERCISE PRICE      EXPIRATION
       ----       --------       ---------      --------------      ----------
--------------------------------------------------------------------------------

   04/02/02      EMPLOYEES      10,000,000               $0.02        04/02/07
--------------------------------------------------------------------------------

   04/02/02     CONSULTANT         100,000               $0.02        04/02/07
--------------------------------------------------------------------------------



ITEM 3. Defaults Upon Senior Securities
---------------------------------------

         (a)  None.

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         (a)  None.

ITEM 5. Other Information
-------------------------

         (a)  None.

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

                           GENDER SCIENCES, INC. F/K/A THE MNI GROUP INC.
                                         (registrant)

Dated: June 14, 2002
                                         By: /s/ GENE TERRY
                                             -------------------------------
                                             Gene Terry
                                             (Chairman)