Form 10-Q
period 2002-07-31
GENDER SCIENCES INC
filed 2002-09-13
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: July 31, 2002

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

                                 (201) 569-1188
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ].


                      Applicable Only to Corporate Issuers:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               38,834,680 shares of Common Stock at July 31, 2002.

                              GENDER SCIENCES, INC.


                                FORM 10Q - INDEX


                                                                         Page(s)
                                                                         -------

PART I.  FINANCIAL INFORMATION:

Item 1.           Financial Statements

                  Consolidated Balance Sheets at July 31, 2002
                  (unaudited) and January 31, 2002 (audited) .............  3

                  Consolidated Statements of Income for the Six
                  and Three Month Periods Ended July 31, 2002 and
                  2001 (unaudited) .......................................  4

                  Consolidated Statements of Cash Flows for the
                  Six Month Periods Ended July 31, 2002 and 2001
                  (unaudited) ............................................  5

                  Notes to Condensed Consolidated Financial Statements ...  6

Item 2.           Management's Discussion and Analysis or Plan of
                  Operation .............................................. 10

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk ............................................ 12

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings ...................................... 13

Item 2.           Changes in Securities .................................. 13

Item 3.           Defaults Upon Senior Securities ........................ 13

Item 4.           Submission of Matters to a Vote of Security Holders .... 13

Item 5.           Other Information ...................................... 13

Item 6.           Exhibits and Reports on Form 8-K ....................... 13

Signatures ............................................................... 14

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                   GENDER SCIENCES, INC.
                                   ---------------------

                                CONSOLIDATED BALANCE SHEETS
                                ---------------------------


                                                                 JULY 31,       JANUARY 31,
                                                                   2002            2002
                                                               ------------    ------------

                                          ASSETS
                                          ------

Current assets:
   Cash                                                        $    113,600    $      4,500
   Accounts receivable (net of allowance of -0- at
      July 31, 2002 and January 31, 2002)                            13,400          77,600
   Inventories                                                       57,000          52,200
   Other current assets                                              26,600             800
                                                               ------------    ------------

      Total current assets                                          210,600         135,100
                                                               ------------    ------------

Fixed assets, net of accumulated depreciation
   of $106,200 and $102,600, respectively                            22,000          25,600
                                                               ------------    ------------

Other assets:
   Security deposits                                                 15,200          15,200
   Trademark (net of amortization)                                    2,200              --
                                                               ------------    ------------
                                                                     17,400          15,200
                                                               ------------    ------------

                                                               $    250,000    $    175,900
                                                               ============    ============


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                       $    292,900    $    347,100
   Notes payable - short term                                        84,000         112,300
   Loans payable - officer and stockholder                          394,100         395,000
                                                               ------------    ------------

      Total current liabilities                                     771,000         854,400
                                                               ------------    ------------

Stockholders' Equity:
   Common stock, no par value; 70,000,000 shares authorized;
   39,109,680 shares issued and 38,834,680 outstanding at
   July 31, 2002; 29,359,680 shares issued and 29,084,680
   outstanding at January 31, 2002                                9,752,800       9,562,800

   Accumulated deficit                                          (10,263,400)    (10,230,900)
                                                               ------------    ------------
                                                                   (510,600)       (668,100)
   Less treasury stock                                              (10,400)        (10,400)
                                                               ------------    ------------
                                                                   (521,000)       (678,500)
                                                               ------------    ------------
                                                               $    250,000    $    175,900
                                                               ============    ============



See notes to condensed consolidated financial statements.

                                            GENDER SCIENCES, INC.
                                            ---------------------

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    -------------------------------------


                                                      SIX MONTHS ENDED               THREE MONTHS ENDED
                                                          JULY 31,                        JULY 31,
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------

Sales                                           $    729,500    $    220,300    $    411,000    $    140,800

Cost of sales                                        391,900         122,300         221,200          80,100
                                                ------------    ------------    ------------    ------------


Gross profit                                         337,600          98,000         189,800          60,700
                                                ------------    ------------    ------------    ------------

Selling, general and administrative expenses         343,600         439,600         172,700         212,400
Depreciation and amortization costs                    3,600          14,500           1,800           7,200
Website costs                                             --          16,300              --           6,700
                                                ------------    ------------    ------------    ------------

Total operating expense                              347,200         470,400         174,500         226,300
                                                ------------    ------------    ------------    ------------


Operating income (loss)                               (9,600)       (372,400)         15,300        (165,600)


Other (expense):
   Interest expense                                  (22,900)        (17,800)         (7,000)        (11,700)
                                                ------------    ------------    ------------    ------------


Net income (loss)                               ($    32,500)   ($   390,200)   $      8,300    ($   177,300)
                                                ============    ============    ============    ============

Per share data:
   Basic and diluted net income (loss)          ($       .00)   ($       .01)   $        .00    ($       .01)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     34,449,459      29,359,680      38,112,397      29,359,680
                                                ============    ============    ============    ============



See notes to condensed consolidated financial statements.

                                    GENDER SCIENCES, INC.
                                    ---------------------

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------


                                                                    SIX MONTHS ENDED JULY 31,
                                                                        2002         2001
                                                                     ---------    ---------
Cash flows from operating activities:
   Net (loss)                                                        ($ 32,500)   ($390,200)
   Adjustments to reconcile net (loss) to net
      cash provided by (used by) operating activities:
        Depreciation and amortization                                    3,600       14,500
        Change in operating assets and liabilities:
          Decrease in accounts receivables                              64,200       58,100
          (Increase) in inventories                                     (4,800)     (17,500)
          (Increase) decrease in prepaid expenses and other assets     (25,800)      15,900
          (Decrease) in accounts payable                               (54,200)        (800)
          Decrease in security deposits                                     --       43,200
                                                                     ---------    ---------

          Net cash (used for) operating activities                     (49,500)    (276,800)
                                                                     ---------    ---------


Cash flows from financing activities:
   Net proceeds from sale of common stock                              190,000           --
   Increase in notes payable                                            22,000      151,800
   Payment of notes payable                                            (50,300)          --
   Loans from officers and stockholders                                     --       93,100
   Payment of loans from officers and stockholders                        (900)          --
                                                                     ---------    ---------
          Net cash provided by financing activities                    160,800      244,900
                                                                     ---------    ---------

Cash flows from investing activities:
   Cost of trademarks                                                   (2,200)          --
                                                                     ---------    ---------
          Net cash (used by) investing activities                       (2,200)          --
                                                                     ---------    ---------

Increase (decrease) in cash                                            109,100      (31,900)

Cash at beginning of period                                              4,500       32,700
                                                                     ---------    ---------

Cash at end of period                                                $ 113,600    $     800
                                                                     =========    =========

Supplemental information:
   Interest expense paid                                             $  16,800    $   8,500
                                                                     =========    =========



See notes to condensed consolidated financial statements.

                              GENDER SCIENCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  JULY 31, 2002
                                  -------------

NOTE 1 - Basis Of Presentation:
         ----------------------

The Interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of January 31, 2002 included in the Company's Form 10-K filed with SEC.

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Organization and Business:
         -------------------------

Gender Sciences, Inc. (Gender Sciences), is primarily engaged in the development and distribution of nutritional and health products. The Company develops and distributes targeted, uniquely engineered, Nutrition-Medicine products for the Anti-Aging, Weight Loss, and Elder Care markets within the medical, institutional, and mass-market communities. The products are sold under the Company's label or alternatively under private label for various distribution channels.

Note 3.  Significant Accounting Policies:
         -------------------------------

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries after elimination of inter-company accounts and transactions for ongoing activities.

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

Web Site Development Costs - During the third quarter of the prior fiscal year, the Company closed its website and all capitalized costs related to the development of the website were written off. Costs to develop the Company's web site, including the cost of developing services offered to visitors of the web site, were accounted for under Statement of Position No. 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". Through the third quarter of the year ended January 31, 2001, such costs were incurred during the preliminary project stage and, accordingly, were expensed. Since that time, such costs were capitalized and were amortized over a five-year period.

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

Earnings per share - The consolidated financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. In accordance with SFAS 128, diluted earnings per share are not presented in periods during which the Company incurred a loss from operations.

Amortization of Intangibles - In July 2001, the financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Furthermore, under SFAS No. 142, separable intangible assets that are not deemed to have an indefinite life will be amortized over their useful lives. SFAS 142 was applied to previously acquired intangibles in the first quarter of fiscal 2003. The adoption of SFAS 142 did not have a material effect on the Company's results of operations or financial position.

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

Reclassification - Certain amounts in the January 31, 2002 financial statements were reclassified to conform to the July 31, 2002 presentation.

Note 4.  Notes Payable:
         -------------

The Company borrowed $50,000 from PNC Bank on January 29, 1998. The maturity date of the loan was January 29, 1999, with interest accruing at the rate of 10.25% per annum. During the year ended January 31, 1999, this loan was converted to a demand note. Principal and interest payments are being made on a monthly basis. At July 31, 2002 and January 31, 2002, the outstanding balance was approximately $17,000 and $21,500, respectively.

Arnold Gans, President of the Company, guaranteed the Company's bank credit lines of approximately $100,000. Included in "Notes Payable - Short Term" at July 31, 2002 and January 31, 2002 is approximately $45,000 and $90,800, respectively resulting from these credit lines. These amounts accrue interest at rates varying from 24% to 27%.

Loans payable - officer and stockholder

Arnold Gans, President of the Company, has personally guaranteed the Company's credit line of approximately $100,000. Included in "Notes payable-short term" on the Company's balance sheet at July 31, 2002 is approximately $45,000 resulting from these credit lines. These lines accrue interest at rates varying from 24% to 27%. Arnold and Myra Gans, President and Secretary, respectively, of the Company personally borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability to them and agreed to a repayment schedule equal to the repayment schedule of their loan. The balance at July 31, 2002, is approximately $149,120.

During the fourth quarter of fiscal 2001, the Company received a loan of $130,000 from an affiliate of the former Chairman of the Board of the Company. During fiscal 2002, additional loans were received from this entity and the balance at July 31, 2002 and January 31, 2002 owed to this entity is $245,000. Interest is being accrued at 10% per year through April 30, 2002 and amounts to approximately $25,500 and $19,300, which is included in accrued expense at July 31, 2002 and January 31, 2002, respectively. No documentation has been prepared for this loan through April 30, 2002. Effective May 1, 2002, this loan has been converted to a one year, non- interest bearing loan.

Note 5.  Stockholders' Equity:
         --------------------

From February 1, 2002 through July 31, 2002, the Company raised $195,000 ($190,000 net of commissions), from the sale of shares of its common stock at $0.02 per share.

In April 2002, the Company issued options for 10,100,000 shares of the Company's common stock. These options are exercisable at $0.02 per share and expire in April 2007. Of these options, 4,970,068 were issued to two of the Company's officers as consideration for their efforts on behalf of the Company and 5,029,932 were issued to one individual as consideration for arranging the stock sale and for services as a consultant to the Company. In June 2002, the Company issued options for 200,000 shares of the Company's common stock to an employee in recognition of his service to the Company. Half of those options become exercisable in June 2003 and the remainder in June 2004. The options are exercisable at $0.02 per share and expire in April 2007. In recognition of the need to improve the capital structure of the Company, effective May 15, 2002, 2,050,000 options to purchase the Company's Common Stock, previously issued to two officers of the Company were surrendered.

Note 6.  Income Taxes:
         ------------

For the six months ended July 31, 2002 and 2001, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through January 31, 2002, the Company has net operating loss carry forwards of approximately $6,699,700.

Note 7.  Commitments and Contingencies:
         -----------------------------

Government Regulations

The Company's food products are produced by third parties in various plants under applicable government regulations. The Company depends upon its vendors to comply with such regulations. Failure by such vendors to comply with the applicable regulations could result in fines and/or seizure of the food products. Presently, the Company is not a party to any such lawsuits. In addition, it has no commitments to its vendors for the purchase of either raw materials or finished product.

Going Concern

For the six months ended July 31, 2002, the Company's sales increased to $729,500 from $220,300 in the comparable prior year period. In addition, losses from operations decreased to $9,600 in the six months ended July 31, 2002 from

$372,400 in the six months ended July 31, 2001. The above improvements are a result of the Company's focus on recurring revenue products with the Company's primary customer (See Note 8) and cost cutting measures implemented in the second half of fiscal 2002.

The Company had negative working capital of $560,400 and $719,300 at July 31, 2002 and January 31, 2002, respectively. The Company's current ratio is .27:1 at July 31, 2002 and .16:1 at January 31, 2002. The fact that the Company has continued to sustain losses and may require additional sources of cash to fund its operations continues to create uncertainty about the Company's ability to continue as a going concern.

Management of the Company has developed a plan to improve cash flow through expanding operations and intends to raise additional funds either through the issuance of debt or equity. There is no assurance that the Company will be able to raise such funds. During fiscal years 2000 and 2001, management had directed its efforts toward the development of its non-biased gender based women's healthcare Internet web site. In fiscal 2002, because of the decline in e-commerce, in particular the determination by the Company that its women's health website and its e-commerce initiative would not be successful, the Company has closed its website and is focusing its efforts on its traditional businesses and methods of distribution of its products. Presently, managements' efforts and the Company's resources are being directed toward new product development and direct sales and marketing to existing and new customers.

During the second quarter of fiscal 2003, the Company raised $60,000 from the sale of 3,000,000 shares of its Common Stock. The Company believes that it has sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of the fiscal year as long as its current level of sales continues at the same rate or increases. However, the Company will require additional financing to fund its plan to expand operations or if its current level of operations should decline. There can be no assurance that financing will be available, or if available, on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs for its expansion, the Company would be required to curtail its plans to expand operations.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 8.  Major Customers:
         ---------------

For the six months ended July 31, 2002, one customer was responsible for approximately $511,000 in sales, representing approximately 70% of sales.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in the report. Certain statements in this document constitute "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of the Company to implement its new business plan; (iii) the Company's ability to obtain new proprietary rights or to protect and retain its existing rights;
(iv) the Company's dependence on single sources of supply for many of the products it offers; (v) changing conditions in the healthcare information industry; (vi) government regulatory changes; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products or the entry into the market of new competitors; (viii) the ability of the Company to obtain financing for its future capital needs; (ix) the uncertainties of litigation; (x) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this document. When used in this document, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.


Comparison of Three Months Ended July 31, 2002 and 2001

Sales for the three months ended July 31, 2002 were $411,000 as compared with sales of $140,800 for the three months ended July 31, 2001, an increase of 192%. This was primarily due to a significant increase in sales from a major customer of approximately $336,000 in the current quarter. Cost of sales increased from $80,100 for the three months ended July 31, 2001, or 56.9% of sales, to $221,200, or 53.8% of sales, for the comparable period in 2002. This increase in cost of sales is primarily attributable to the increased sales for the period. Selling, general and administrative expenses decreased 18.7% to $172,700 for the three months ended July 31, 2002, from $212,400 for the comparable period in 2001. The decrease in these expenses is primarily attributable to a reduction in the number of employees and consultants to the Company. Current period expenses consisted primarily of payroll and related costs of approximately $100,000, professional fees of $44,000, occupancy costs of approximately $20,000 and other expenses of approximately $8,700. For the three months ended July 31, 2002, we incurred an operating income of $15,300 as compared to an operating loss of $165,600 for the comparable period in 2001. This increase in income was primarily attributable to the increased sales volume resulting in the increase in gross profit of $129,100 and the reduction in selling, general and administrative costs of $39,700. The net income for the three months ended July 31, 2002 was $8,300 or $.00 per share as compared to a net loss for the three months ended July 31, 2001 of $177,300 or $.01 per share.

Interest expense was $7,000 for the three months ended July 31, 2002, as compared to interest expense of $11,700 during the comparable period of 2001. This decrease in interest expense was primarily attributable to the conversion of the $245,000 loan bearing interest at 10% from an entity affiliated with the former Chairman of the Board into a one year non-interest bearing loan effective May 1, 2002.


Comparison of Six Months Ended July 31, 2002 and 2001.

Sales for the six months ended July 31, 2002, were $729,500 as compared with sales of $220,300 for the comparable period in 2001, an increase of 231%. This increase in sales was primarily attributable to a significant increase in sales from a major customer of approximately $511,000. Cost of sales increased from $122,300 for the six months ended July 31, 2001, or 55.5% of sales, to $391,900, or 53.7% of sales, for the comparable period in 2002. This increase in cost of goods sold is primarily attributable to the increased sales for the period. Selling, general and administrative expenses decreased 21.8% to $343,600 from $439,600. This decrease is primarily attributable to a reduction in the number of employees and consultants to the Company. The Company also expended $16,300 towards the development of our website for the six month period ended July 31, 2001 as compared to no such costs in the current period because the operation of the website has ceased. For the six months ended July 31, 2002, the Company incurred an operating loss of $9,600 as compared to an operating loss of $372,400 for the comparable period in 2001. This decrease in loss is primarily attributable to the increased sales volume resulting in the increase in gross profit of $239,600 and the reduction in selling, general and administrative expenses of $96,000. The Company incurred a net loss of $32,500 or ($.00) per share, as compared to a net loss of $390,200 or ($.01) per share for the comparable period in 2001.

Interest expense was $22,900 for six months ended July 31, 2002, as compared to $17,800 during the comparable period of 2001 due to the interest on increased short-term debt at interest rates varying between 19% and 27%.

To the extent that a customer of the Company which represented approximately 70% of sales for the six months ended July 31, 2002, were to discontinue or reduce ordering products from the Company or reducing the volume of products it purchases from the Company, it would have a material impact upon the results of operations of the Company.


Liquidity and Capital Resources
-------------------------------

At July 31, 2002, the Company had cash of $113,600 as compared to cash of $4,500 on January 31, 2002 as a result of the sale of shares of common stock. See Part II, Item 2. "Changes In Securities".

Arnold Gans, President of the Company, has personally guaranteed the Company's credit line of approximately $100,000. Included in "Notes payable-short term" on the Company's balance sheet at July 31, 2002 is approximately $45,000 resulting from these credit lines. These lines accrue interest at rates varying between 24% and 27%. Arnold and Myra Gans, President and Secretary of the Company, respectively, personally borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability to them and agreed to a repayment schedule equal to the repayment schedule of their loan. The balance at July 31, 2002, is approximately $149,120 and is included in "Loans payable - officer and stockholder". A company affiliated with the former Chairman of the Board advanced an additional $245,000 during the two-years ended January 31, 2002. We will require additional working capital in order to have more assets available to dedicate to business operations, which could produce more revenue and may, when combined with cost management, result in profitability.

Management is seeking to raise additional funds primarily through the sale of common stock. Between February 1, 2002 and July 31, 2002 the Company has raised net proceeds in the amount of $190,000 after commissions paid of $5,000, from the sale of 9,750,000 shares of common stock at a price $.02 per share. See Part II, Item 2 "Changes in Securities". There can be no assurance that these funds raised to date or any additional funds will result in sufficient working capital for the Company to continue to expand operations. The inability to raise additional funds would materially affect the future business operations of the Company including the implementation of its marketing plan.


Recent Developments
-------------------

In December 2001, the Company engaged Gene Terry for a three-month period that was extended until May 2002 as a consultant to reorganize and restructure the Company's focus emphasizing high margin, recurring-revenue products. Mr. Terry's background was as a pioneer in the IV Nutrition Industry and as a founder of Home Nutritional Support (HNSI). In May 2002, Mr. Terry accepted the position of Chairman of Gender Sciences, Inc.

The Company is beginning a marketing initiative into nursing homes, hospitals, and kidney dialysis units with our patented hospital strength collagen protein product that stabilizes weight loss and promotes weight gain in the elderly or malnourished patient. The product, formerly known as EMF (Enzymatic Modular
Food), has been renamed Pro-Stat(R). To facilitate these sales, application has been made to Medicare for a HCPCS code. EMF had received this coding, but the Company was required to reapply after the name change. As soon as a code is assigned, the Company can apply for Medicare approval for billing, which is important to its nursing home and long-term care facility accounts that seek reimbursement. There is no assurance that such approval will be forthcoming. The Company will also apply state-by-state for Medicaid approval for billing of Pro-Stat(R), which is also important to its accounts who seek reimbursement. To date, approval for billing from New York State Medicaid has been secured. There is no guarantee approval will come from other states. The Company also continues to work with multi-level marketing distribution companies and weight-loss centers that are currently ordering some of the Company's products and are planning to add three additional products during the coming quarter.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

General
         Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets.

Interest Rates
         As of July 31, 2002, we had no variable rate bank debt outstanding.

Part II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
--------------------------

         (a) None.

ITEM 2.  Changes in Securities
------------------------------

         (a) Unregistered shares of Common Stock issued in the second quarter and through July 31, 2002 were as follows:

            ------------  ------------  -------------  -------------
                DATE        # SHARES    CONSIDERATION    EXEMPTION
            ------------  ------------  -------------  -------------
               05/6/02       500,000       $10,000     Section 4 (2)
            ------------  ------------  -------------  -------------
              05/22/02       625,000       $12,500     Section 4 (2)
            ------------  ------------  -------------  -------------
              05/22/02       625,000       $12,500     Section 4 (2)
            ------------  ------------  -------------  -------------
              06/18/02     1,250,000       $25,000     Section 4 (2)
            ------------  ------------  -------------  -------------

         The sale in June 2002 was made to Andrew Horowitz, a Director of the Company. The sales in May 2002, were made to three persons, none of whom is an affiliate of the Company. The consideration received for the shares of Common Stock listed above is a net figure; there was no commission on these sales.

         (b) During the second quarter of fiscal 2003, the Company issued options to purchase shares of the Company's Common Stock as listed below.

     ------------  ------------  ------------  --------------  ------------
         DATE        GRANTEES      # OPTIONS   EXERCISE PRICE   EXPIRATION
     ------------  ------------  ------------  --------------  ------------
       06/17/02      EMPLOYEE       200,000         $0.02        04/16/07
     ------------  ------------  ------------  --------------  ------------


ITEM 3.  Defaults Upon Senior Securities
----------------------------------------

         (a) None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         (a) None.

ITEM 5.  Other Information
--------------------------

         (a) None.

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a) Exhibits

             99.1 Certification of the Chief Executive Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification of the Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             None

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GENDER SCIENCES, INC.



Dated: September 13, 2002
                                       By: /s/ EUGENE TERRY
                                           -------------------------------------
                                           Eugene Terry
                                           Chairman of the Board






Form of Certification Required Under Section 302 of the Sarbanes-Oxley Act for Quarterly Reports on Form 10-Q (Applicable to Reports Covering Reporting Periods Ending on or Before August 29, 2002).

I, Eugene Terry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gender Sciences, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: September 13, 2002



/s/ EUGENE TERRY
--------------------------------
Eugene Terry
Chairman, CEO