Form 10-Q
period 2002-10-31
GENDER SCIENCES INC
filed 2002-12-09
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 2002
                 ----------------------------------------------
                                       OR

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

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

             39,109, 680 shares of Common Stock at December 2, 2002

                              GENDER SCIENCES, INC.


                                FORM 10Q - INDEX

                                                                                Page(s)
                                                                                -------
PART I.  FINANCIAL INFORMATION:

Item 1.           Financial Statements

                  Consolidated Balance Sheets at October 31, 2002 (unaudited)
                  and January 31, 2002 (audited)                                    3

                  Consolidated Statements of Income for the Nine and Three
                  Month Periods Ended October 31, 2002 and 2001 (unaudited)         4

                  Consolidated Statements of Cash Flows for the Nine
                  Month Periods Ended October 31, 2002 and 2001 (unaudited)         5

                  Notes to Condensed Consolidated Financial Statements              6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk       13

Item 4.           Controls and Procedures                                          14

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                14

Item 2.           Changes in Securities and Use of Proceeds                        14

Item 3.           Defaults Upon Senior Securities                                  15

Item 4.           Submission of Matters to a Vote of Security Holders              15

Item 5.           Other Information                                                15

Item 6.           Exhibits and Reports on Form 8-K                                 15

Signatures                                                                         16

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                              GENDER SCIENCES, INC.
                              ---------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                  OCTOBER 31,     JANUARY 31,
                                                                     2002            2002
                                                                 ------------    ------------

                                     ASSETS
                                     ------
Current assets:
     Cash                                                        $     11,600    $      4,500
     Accounts receivable (net of allowance of -0- at
         October 31, 2002 and January 31, 2002)                        90,900          77,600
     Inventories                                                       75,800          52,200
     Other current assets                                              26,000             800
                                                                 ------------    ------------

         Total current assets                                         204,300         135,100
                                                                 ------------    ------------

Fixed assets, net of accumulated depreciation
     of $108,000 and $102,600, respectively                            20,100          25,600
                                                                 ------------    ------------

Other assets:
     Security deposits                                                 15,200          15,200
     Trademark (net of amortization)                                    6,000              --
                                                                 ------------    ------------
                                                                       21,200          15,200
                                                                 ------------    ------------

                                                                 $    245,600    $    175,900
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                       $    392,706    $    347,100
     Notes payable - short term                                        53,094         112,300
     Loans payable - officer and stockholder                          393,700         395,000
                                                                 ------------    ------------

         Total current liabilities                                    839,500         854,400
                                                                 ------------    ------------

Stockholders' Equity:
     Common stock, no par value; 70,000,000 shares authorized;
     39,109,680 shares issued and 38,834,680 outstanding at
     October 31, 2002; 29,359,680 shares issued and 29,084,680
     outstanding at January 31, 2002                                9,752,800       9,562,800

     Accumulated deficit                                          (10,336,300)    (10,230,900)
                                                                 ------------    ------------
                                                                     (583,500)       (668,100)
     Less treasury stock                                              (10,400)        (10,400)
                                                                 ------------    ------------
                                                                     (593,900)       (678,500)
                                                                 ------------    ------------
                                                                 $    245,600    $    175,900
                                                                 ============    ============

See notes to condensed consolidated financial statements.

                              GENDER SCIENCES, INC.
                              ---------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                    NINE MONTHS ENDED               THREE MONTHS ENDED
                                                        OCTOBER 31,                     OCTOBER 31,
                                                ----------------------------    ----------------------------
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------
Sales                                           $  1,093,300    $    321,800    $    363,800    $    101,500

Cost of sales                                        584,100         199,400         192,200          77,100
                                                ------------    ------------    ------------    ------------


Gross profit                                         509,200         122,400         171,600          24,400
                                                ------------    ------------    ------------    ------------

Selling, general and administrative expenses         579,000         558,700         235,400         119,100
Depreciation and amortization costs                    5,500         103,500           1,900          89,000
Website costs                                             --          16,300              --              --
                                                ------------    ------------    ------------    ------------


Total operating expense                              584,500         678,500         237,300         208,100
                                                ------------    ------------    ------------    ------------


Operating loss                                       (75,300)       (556,100)        (65,700)       (183,700)


Other (expense):
     Interest expense                                (30,000)        (38,600)         (7,100)        (20,800)
                                                ------------    ------------    ------------    ------------


Net loss                                        ($   105,300)   ($   594,700)   ($    72,800)   ($   204,500)
                                                ============    ============    ============    ============

Per share data:
     Basic and diluted net loss                 ($       .00)   ($       .02)   ($       .02)   ($       .01)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     36,019,936      29,539,680      39,109,680      29,539,680
                                                ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                              GENDER SCIENCES, INC.
                              ---------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                                          NINE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                      --------------------------
                                                                          2002           2001
                                                                      -----------    -----------
Cash flows from operating activities:
     Net (loss)                                                       ($  105,300)   ($  594,700)
     Adjustments to reconcile net (loss) to net
       cash provided by (used by) operating activities:
         Depreciation and amortization                                      5,500        103,500
         Change in operating assets and liabilities:
           (Increase) decrease in accounts receivables                    (13,300)        64,200
           (Increase) decrease in inventories                             (23,600)         9,400
           (Increase) decrease in prepaid expenses and other assets       (25,200)        19,400
           (Decrease) increase in accounts payable                         45,606         74,600
           (Increase) in security deposits                                     --           (800)
                                                                      -----------    -----------

           Net cash (used for) operating activities                      (116,294)      (324,400)
                                                                      -----------    -----------


Cash flows from financing activities:
     Net proceeds from sale of common stock                               190,000             --
     Increase in notes payable                                                 --        184,300
     Payment of notes payable                                             (59,206)            --
     Loans from officers and stockholders                                      --        107,400
     Payment of loans from officers and stockholders                       (1,300)            --
                                                                      -----------    -----------
Net cash provided by financing activities                                 129,494        291,700
                                                                      -----------    -----------

Cash flows from investing activities:
     Cost of trademarks                                                    (6,100)            --
                                                                      -----------    -----------
Net cash (used by) investing activities                                    (6,100)            --
                                                                      -----------    -----------

Increase (decrease) in cash                                                 7,100        (32,700)

Cash at beginning of period                                                 4,500         32,700
                                                                      -----------    -----------

Cash at end of period                                                 $    11,600             --
                                                                      ===========    -----------

Supplemental information:
     Interest expense paid                                            $    22,800    $     9,600

See notes to condensed consolidated financial statements.

                              GENDER SCIENCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                OCTOBER 31, 2002
                                ----------------

Note 1. Basis Of Presentation:
        ---------------------

The interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of January 31, 2002 included in the Company's Form 10-K filed with the SEC.

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

Note 2. Organization and Business:
        -------------------------

Gender Sciences, Inc. (Gender Sciences or the Company) is primarily engaged in the development and distribution of nutritional and health products.

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

Website development costs - During the third quarter of the prior fiscal year, the Company closed its website and all capitalized costs related to the development of the website were written off. Costs to develop the Company's website, including the cost of developing services offered to visitors of the website, were accounted for under Statement of Position No. 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". Through the third quarter of the year ended January 31, 2001, such costs were incurred during the preliminary project stage and, accordingly, were expensed. Since that time, such costs were capitalized and were amortized over a five-year period.

Income taxes - The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

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

Amortization of intangibles - In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS
142), "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Furthermore, under SFAS No. 142, separable intangible assets that are not deemed to have an indefinite life will be amortized over their useful lives. SFAS 142 was applied to previously acquired intangibles in the first quarter of fiscal 2003. The adoption of SFAS 142 did not have a material effect on the Company's results of operations or financial position.

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

Reclassification - Certain amounts in the January 31, 2002 financial statements were reclassified to conform to the October 31, 2002 presentation.

Note 4. Notes Payable:
        -------------

The Company borrowed $50,000 from PNC Bank on January 29, 1998. The maturity date of the loan was January 29, 1999, with interest accruing at the rate of 10.25% per annum. During the fiscal year ended January 31, 1999, this loan was converted to a demand note. Principal and interest payments are being made on a monthly basis. At October 31, 2002 and January 31, 2002, the outstanding balance was approximately $14,500 and $21,500, respectively.

Arnold Gans, President of the Company, guaranteed the Company's bank credit lines of approximately $100,000. Included in "Notes payable - short term" at October 31, 2002 and January 31, 2002 is approximately $24,500 and $90,800, respectively, resulting from these credit lines. These amounts accrue interest at rates varying from 15% to 27%.

Loans payable - officer and stockholder

Arnold and Myra Gans, President and Secretary of the Company, respectively, personally borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability due to them and agreed to a repayment schedule equal to the repayment schedule of their loan. The balance at October 31, 2002, is approximately $148,700.

During the fourth quarter of fiscal 2001, the Company received a loan of $130,000 from an affiliate of the former Chairman of the Board of the Company. During fiscal 2002, additional loans were received from this entity and the balance owed to this entity at both October 31, 2002 and January 31, 2002 was $245,000. Interest is being accrued at 10% per year through April 30, 2002 and amounts to approximately $25,500 and $19,300, which is included in accrued expense at October 31, 2002 and January 31, 2002, respectively. No documentation has been prepared for this loan through April 30, 2002. Effective May 1, 2002, this loan was converted to a one-year, non-interest bearing loan.

Note 5. Stockholders' Equity:
        --------------------

From February 1, 2002 through October 31, 2002, the Company raised $195,000 ($190,000 net of commissions), from the sale of shares of its common stock at $0.02 per share.

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

In June 2002, the Company issued options for 200,000 shares of the Company's common stock to an employee in recognition of his service to the Company. Half of those options become exercisable in June 2003 and the remainder become exercisable in June 2004. The options are exercisable at $0.02 per share and expire in April 2007. In recognition of the need to improve the capital structure of the Company, effective May 15, 2002, 2,050,000 options to purchase the Company's Common Stock, previously issued to two officers of the Company, were surrendered.

Note 6. Income Taxes:
        ------------

For the nine months ended October 31, 2002 and 2001, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through January 31, 2002, the Company has net operating loss carry forwards of approximately $6,699,700.

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

Going Concern

For the nine months ended October 31, 2002, the Company's sales increased to $1,093,300 from $321,800 in the comparable prior year period. In addition, the net loss decreased to $105,300 in the nine months ended October 31, 2002 from $594,700 in the nine months ended October 31, 2001. The above improvements are a result of the Company's focus on recurring revenue products with the Company's primary customer (See Note 8) and cost cutting measures implemented in the second half of fiscal 2002.

The Company had negative working capital of $635,200 and $719,300 at October 31, 2002 and January 31, 2002, respectively. The Company's current ratio is 0.24:1 at October 31, 2002 and 0.16:1 at January 31, 2002. The fact that the Company has continued to sustain losses and requires additional sources of cash to fund its operations continues to create uncertainty about the Company's ability to continue as a going concern.
(See Note 9).

Management of the Company has developed a plan to improve cash flow through expanding operations and intends to raise additional funds either through the issuance of debt or equity. There is no assurance that the Company will be able to raise such funds. During fiscal years 2000 and 2001, management had directed its efforts toward the development of its non-biased gender-based healthcare Internet website. In fiscal 2002, because of the decline in e-commerce, and the determination by the Company that its women's health website and its e-commerce initiative would not be successful, the Company closed its website and is focusing its efforts on its traditional businesses and methods of distribution of its products. Presently, management's efforts and the Company's resources are being directed toward new product development and direct sales and marketing to existing and new customers.

The Company believes that it has sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of the fiscal year as long as its current level of sales continues at the same rate or increases. However, the Company will require additional financing to fund its plan to expand operations or if its current level of operations should decline. There can be no assurance that financing will be available, or if available, that it will be on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs for its expansion, the Company would be required to curtail its plans to expand operations.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 8. Major Customers:
        ---------------

For the nine months ended October 31, 2002, one customer was responsible for approximately $781,000 of revenue, representing 71% of the Company's sales.

Note 9. Subsequent Events:
        -----------------

In November 2002, subsequent to the end of the quarter ended October 31, 2002, the Company borrowed $450,000 from two individuals and issued its 8% Convertible Promissory Notes (the Notes). Each of the Notes evidencing the loans is substantially the same other than the principal amount thereof. The Notes are for a term of three years from the date of issuance. The Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $.05 per share. The Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $.05 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $.05, the Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $.05, the Notes shall be converted into shares of the Company's common stock.

In connection with this transaction, the Company also issued to the investors common stock purchase warrants (the Warrants) exercisable for an aggregate 9,000,000 shares of the Company's common stock, at $.05 per share. Each of the Warrants is substantially the same other than the number of shares of common stock for which each Warrant is exercisable. The Warrants may be exercised at any time, and from time to time, for a period of three years from issuance. The exercise price of the Warrants is based on the fair market value of the Company's common stock at the time of exercise, determined in accordance with respect to whether the Company's common stock is then trading on a stock exchange, Nasdaq, other quotation system or otherwise. In the event that the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price per share that is less than the then-current exercise price of the Warrant, the exercise price of the Warrant shall be adjusted to such lower price in the equity financing. The Warrants also contain anti-dilution protection in the event of stock splits, stock dividends, reorganization or other similar events.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in the report. Certain statements in this document constitute "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to (i) the information being of a preliminary nature and therefore subject to further adjustment; (ii) the ability of the Company to implement its new business plan; (iii) the Company's ability to obtain new proprietary rights or to protect and retain its existing rights;
(iv) the Company's dependence on single sources of supply for many of the products it offers; (v) changing conditions in the healthcare information industry; (vi) government regulatory changes; (vii) competitive actions by other companies, including the development by competitors of new or superior services or products or the entry into the market of new competitors; (viii) the ability of the Company to obtain financing for its future capital needs; (ix) the uncertainties of litigation; (x) all the risks inherent in the development, introduction, and implementation of new products and services; and other factors both referenced and not referenced in this document; (xi) The Company's dependence upon one major customer). When used in this document, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements, and the above described risks inherent therein.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Comparison of Three Months Ended October 31, 2002 and 2001

Sales for the three months ended October 31, 2002 were $363,800 as compared with sales of $101,500 for the three months ended October 31, 2001. This increase was primarily due to sales from a major customer of approximately $270,000 in the current quarter. The Company's one major customer represented approximately 74% of sales for the three months ended October 31, 2002. If this customer were to reduce the volume of products it purchases from the Company, it would have a material adverse impact upon the Company's results of operations.

Cost of sales increased from $77,100 for the three months ended October 31, 2001, or 76% of sales, to $192,200, or approximately 53% of sales, for the comparable period in 2002. This increase in cost of sales is primarily attributable to the increased sales for the period. The increase in gross profit percentage from 24% to 47% was primarily due to the write-off of approximately $30,000 of obsolete inventory in the comparable period of 2001.

Selling, general and administrative expenses increased to $235,400 for the three months ended October 31, 2002, from $119,100 for the comparable period in 2001. The increase in these expenses is primarily attributable to increased payroll costs, increased legal expenses which were related to the development of the Company's new initiatives and increased insurance costs due to acquiring directors and officers liability insurance. Current period expenses consisted primarily of payroll and related costs of approximately $117,000, professional fees of $46,000, net occupancy costs of approximately $11,000, travel and entertainment costs of approximately $12,000 and insurance expenses of approximately $14,000. Depreciation and amortization costs decreased from $89,000 to $1,900 for the comparable period in 2002 due to discontinuing our website in 2001and the corresponding write-off of the related capitalized costs.

Interest expense was $7,100 for the three months ended October 31, 2002, as compared to interest expense of $20,800 during the comparable period of 2001. This decrease in interest expense was primarily attributable to the Company's reduction in short-term debt and the conversion of a $245,000 loan bearing interest at 10% from an entity affiliated with the former Chairman of the Board into a one-year non-interest bearing loan effective May 1, 2002.

For the three months ended October 31, 2002, we incurred an operating loss of $65,700 as compared to an operating loss of $183,700 for the comparable period in 2001. This decrease in loss was primarily attributable to increased sales volume, resulting in an increase in gross profit of $147,200. The net loss for the three months ended October 31, 2002 was $72,800 or ($.02) per share as compared to a net loss for the three months ended October 31, 2001 of $204,500 or ($.01) per share.



Comparison of Nine Months Ended October 31, 2002 and 2001

Sales for the nine months ended October 31, 2002, were $1,093,300 as compared with sales of $321,800 for the comparable period in 2001. This increase in sales was primarily attributable to a significant increase in sales to a major customer of approximately $781,000. The Company's major customer represented approximately 71% of sales for the nine months ended October 31, 2002. If this customer were to reduce the volume of products it purchases from the Company, it would have a material adverse impact upon the Company's results of operations.

Cost of sales increased from $199,400 for the nine months ended October 31, 2001, or 62% of sales, to $584,100, or approximately 53% of sales, for the comparable period in 2002. This increase in cost of goods sold is primarily attributable to the increased sales for the period. The increase in gross profit percentage from 38% to approximately 47% was due to the write-off of approximately $30,000 of obsolete inventory in the comparable period of 2001.

Selling, general and administrative expenses increased approximately 4% to $579,000 from $558,700. Depreciation and amortization costs decreased from $103,500 to $5,500 for the comparable period in 2002 due to discontinuing our website in 2001 and the corresponding write-off of the related capitalized costs. Additionally, the Company incurred $16,300 of expense for website development in the nine month period ended October 31, 2001 as compared to no such cost in the current fiscal year.

Interest expense was $30,000 for nine months ended October 31, 2002, as compared to $38,600 during the comparable period of 2001 due to the Company's reduction in short-term debt and the conversion of a $245,000 loan bearing interest at 10% from an entity affiliated with the former Chairman of the Board into a one-year non-interest bearing loan effective May 1, 2002.


For the nine months ended October 31, 2002, the Company incurred an operating loss of $75,300 as compared to an operating loss of $556,100 for the comparable period in 2001. This decrease in loss is primarily attributable to increased sales volume, resulting in an increase in gross profit of $386,800. The decrease in loss is also partly attributable to a reduction in depreciation and amortization of $98,000. The Company incurred a net loss of $105,300 or ($.00) per share for the nine months ended October 31, 2002, as compared to a net loss of $594,700 or ($.02) per share for the comparable period in 2001.


Liquidity and Capital Resources
-------------------------------

At October 31, 2002, the Company had cash of $11,600 as compared to cash of $4,500 on January 31, 2002.

Arnold Gans, President of the Company, has personally guaranteed the Company's bank credit lines of approximately $100,000. Included in "Notes payable-short term" on the Company's balance sheet at October 31, 2002 is approximately $24,500 resulting from these credit lines. These lines accrue interest at rates varying from 15% to 27%. Arnold and Myra Gans, President and Secretary of the Company, respectively, personally borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability due to them and agreed to a repayment schedule equal to the repayment schedule of their loan. The balance at October 31, 2002 is approximately $148,700 and is included in "Loans payable
- officer and stockholder".

A company affiliated with the former Chairman of the Board loaned the Company $245,000 during fiscal 2001 and fiscal 2002. Effective May 1, 2002, this loan was converted from a 10% interest-bearing loan into a one-year, non-interest bearing loan.

Management has raised, and is seeking to raise, additional funds, primarily through the sale of common stock or convertible debt. Between February 1, 2002 and October 31, 2002, the Company raised $195,000 of gross proceeds ($190,000 of net proceeds after commissions) from the sale of 9,750,000 shares of common stock at a price of $.02 per share.

Additionally, in November 2002, the Company borrowed $450,000 and issued the Notes and the Warrants. The Notes mature in three years from their date of issuance and are convertible into shares of the Company's common stock at $0.05 per share. In connection with the financing, the Company agreed to issue Warrants exercisable for an aggregate of 9,000,000 shares of its common stock, at an exercise price of $0.05 per share, to the investors in the financing. The Notes and the Warrants provide for adjustment to the class of stock and the conversion and exercise prices in the event of a subsequent equity financing at a lower per share price and/or of a different class of stock. The proceeds from the financing are intended to be used for general corporate purposes. See Part II, Item 2, "Changes in Securities and Use of Proceeds".

There can be no assurance that funds raised to date, and any funds which may be raised in the future, will provide sufficient working capital for the Company to continue to expand operations, including the implementation of its marketing plan. The Company's inability to raise sufficient additional funds would have a material adverse effect on the future business operations of the Company.

Recent Developments
-------------------

The Company has begun a marketing initiative into nursing homes, hospitals, and kidney dialysis units with our patented hospital strength collagen protein product that stabilizes weight loss and promotes weight gain in the elderly or malnourished patient. The product, formerly known as EMF (Enzymatic Modular
Food), has been renamed Pro-Stat(TM). To facilitate these sales, application has been made to Medicare for a HCPCS (Healthcare Common Procedure Coding System) code. EMF had received this coding, but the Company was required to reapply after the name change. As soon as a code is assigned, the Company's accounts can facilitate their reimbursement process. The Company will also apply state-by-state for Medicaid approval for billing of Pro-Stat(TM), which is also important to its accounts who seek reimbursement. To date, approval for billing from New York State Medicaid has been secured. There is no guarantee approval will come from other states. The Company also continues to work with multi-level marketing distribution companies and weight-loss centers that are currently ordering some of the Company's products and are planning to add some additional products during the coming quarter.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk


Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. As of October 31, 2002, we had no variable rate debt outstanding.

ITEM 4.  Controls And Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date the Company carried out this evaluation.




PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings
---------------------------

          None.

ITEM 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

In November 2002, subsequent to the end of the quarter ended October 31, 2002, the Company borrowed $450,000 from two individuals and issued the Notes. Each of the Notes evidencing the loans is substantially the same other than the principal amount thereof. The Notes are for a term of three years from the date of issuance. The Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $.05 per share. The Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $.05 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $.05, the Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $.05, the Notes shall be converted into shares of the Company's common stock.

In connection with this transaction, the Company also issued to the investors Warrants exercisable for an aggregate 9,000,000 shares of the Company's common stock, at $.05 per share. Each of the Warrants is substantially the same other than the number of shares of common stock for which each is exercisable. The Warrants may be exercised at any time, and from time to time, for a period of three years from issuance. The exercise price of the Warrants is based on the fair market value of the Company's common stock at the time of exercise, determined in accordance with respect to whether the Company's common stock is then trading on a stock exchange, Nasdaq, other quotation system or otherwise. In the event that the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price per share that is less than the then-current exercise price of the Warrants, the exercise price of the Warrant shall be adjusted to such lower price in the equity financing. The Warrants also contain anti-dilution protection in the event of stock splits, stock dividends, reorganization or other similar events.

No commission or other fees were paid by the Company in connection with the sale of the Notes and Warrants. The sale of the Notes and Warrants was exempt pursuant to Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. The proceeds of the Notes will be used for general corporate purposes. The Company did not receive any additional consideration in connection with the issuance of the Warrants.

ITEM 3.  Defaults Upon Senior Securities
----------------------------------------

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

ITEM 5.  Other Information
--------------------------

         None.

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits

              10.1 Gender Sciences, Inc. Convertible Promissory Notes dated November 5, 2002 in the amount of $50,000 and $450,000.
              10.2 Gender Sciences, Inc. Common Stock Purchase Warrants dated November 5, 2002 for 1,000,000 and 8,000,000 shares of common stock.
              99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
              99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES
                                   ----------



         In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GENDER SCIENCES, INC.

Dated  December 9, 2002
                                             By: /s/ EUGENE TERRY
                                                 -------------------------------
                                                 Eugene Terry
                                                 Chairman of the Board

                                 CERTIFICATIONS


I, Gene Terry, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Gender Sciences, Inc;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 9, 2002                              /s/ EUGENE TERRY
                                              ------------------------------
                                              Eugene Terry
                                              Chairman of the Board
                                              (Chief Executive Officer)

I, Arnold Gans, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Gender Sciences, Inc;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 9, 2002                              /s/ ARNOLD GANS
                                              ------------------------------
                                              Arnold Gans
                                              Chief Financial Officer