Form 10KSB
period 2003-01-31
GENDER SCIENCES INC
filed 2003-03-24
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the fiscal year ended January 31, 2003
                              ----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from _______________________ to _____________

                         Commission file number 0-18349
                                                -------

                              Gender Sciences, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New Jersey                              22-2383025
     --------------------------------       -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)


 10 West Forest Avenue, Englewood, New Jersey              07631
--------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code: (201) 569-1188
                                                    --------------

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

   Title of each class               Name of each exchange on which registered

      Common Stock                              OTC Bulletin Board
      ------------                              ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,427,000
                                                         ----------


The aggregate market value of voting stock held by non-affiliates of the registrant as of March 7, 2003 was approximately $6,818,408 (based on the average of the closing bid price and closing ask price for shares of the registrant's common stock as reported for the last trading date prior to that date).


As of March 20, 2003, there were 1,855,349 shares of the registrant's common stock outstanding.


Portions of the registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders scheduled to be held April 22, 2003 are incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS

         PART I                                       4
              Item 1                                  4
              Item 2                                 11
              Item 3                                 11
              Item 4                                 11

         PART II                                     12
              Item 5                                 12
              Item 6                                 12
              Item 7                                 15
              Item 8                                 15

         PART III                                    15
              Item 9                                 15
              Item 10                                16
              Item 11                                16
              Item 12                                16
              Item 13                                16
              Item 14                                18
         Signatures                                  19
         Power of Attorney                           19

                           FORWARD-LOOKING STATEMENTS

         This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

         Forward-looking statements may include the words "may," "could," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this annual report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update an forward-looking statements.

         Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed or any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

         For a detailed description of factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors," beginning on page 9 below.


Item 1. BUSINESS
----------------

INTRODUCTION

        Gender Sciences, Inc. (the "Company") was incorporated in the State of New Jersey in 1981. The Company develops and distributes targeted, uniquely engineered, Nutrition-Medicine products for the anti-aging, weight loss, and elder care markets within the medical, institutional, and mass-market communities. The products are sold under the Company's label or alternatively under private label for various distribution channels. Unless the context otherwise requires, references to the Company in this report include Gender Sciences, Inc. and its subsidiaries.

         In March 2003, Francis A. Newman, 54, was appointed Chief Executive Officer. He replaces Arnold Gans, company founder, who remains as President. Mr. Newman has been a director and consultant to the company since November 2002.


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

         According to Nutrition Business Journal, sales in the nutraceutical market in which the Company's products compete approach $100 billion annually.

         ANTI-AGING

         The over-50 years of age population is the fastest growing demographic group in the United States. This growth, together with a focus on preventive health measures, supports increased demand for targeted health information, vitamins and nutritional supplements. This market is estimated at over $4 billion in 2001 and growing at an annual rate of 13%. (Anti-Aging Medical News; American Academy of Anti-Aging Medicine).

         The Company believes that early detection, prevention and reversal of aging-related diseases, with nutrient protocols as an essential part of treatment, will substantially improve health outcomes. The Company's Pro-Stat(TM) modular protein supplements and its other collagen products provide nutritional benefits that promote the restoration of lean body mass, enhance energy, and supplement essential and non-essential amino acids. The Company is in the late stages of development of other products to reduce the physical and visual effects of aging.

         WEIGHT LOSS

         According to the U.S. Center for Disease Control and Prevention more than half (97 million) of all adults are overweight, including 51% of women and 59% of men. A Natural Marketing Institute survey found that 38% of all American households had a member trying to achieve weight loss goals with the use of certain over-the-counter weight loss dietary supplements and certain types of foods and beverages. Annual sales of consumer meals, meal replacements and beverages continue to expand. CraveEnder(TM), the company's line of hunger control products, provides cognitive aids for controlling overeating and making the healthy lifestyle changes required to avoid obesity.

         The Company believes that the obesity epidemic in the U.S. can be ameliorated through new and different approaches to controlling caloric intake and by products that help promote healthier eating habits and reduce the incidence of overeating. CraveEnder(TM) hunger control spray is an example of such a product.

         ELDER CARE

         The Elder Market includes nursing, convalescent and assisted-living facilities. There are approximately 16,995 nursing home facilities in the United States. The number of Americans aged 65 and over is projected to increase from 35 million to over 70 million by 2030, (Administration on Aging - A Profile of Older Americans: 2002). An important component of the Older Americans Act (the "OAA") includes programs and services to specifically address nutrition among older persons. Nursing home facilities are required by law to assure that each resident maintain "acceptable parameters of nutritional status, such as body weight and protein levels, unless the clinical condition demonstrates that this is not possible." Within the nursing home patient population, Protein Energy Malnutrition (PEM), which is a deficiency of protein and energy (calories), is the most difficult to treat condition resulting in loss of lean body mass, development of Decubiti Ulcers, impaired immune response and organ function. Pro-Stat(TM), the Company's patented, modular protein supplement provides weight stabilization, weight gain, and high nitrogen donor amino acids to replenish depleted protein stores and correct PEM.

INDUSTRY TRENDS

         Important trends in health care include the increased use of nutrition medicine for prevention and treatment, the increased interest in anti-aging preparations, and the increase in size of the elder population. The Company believes that the market for nutritional products for anti-aging, weight loss, and elder care is expanding and it intends to continue developing products for that market.

   The industry trends are fed by:

   o The growth in understanding of the link between diet, nutrition, and health;
   o Research into the role proper nutrition plays in healthcare and anti-aging;
   o Use of preventive and alternative treatments, including natural and nutrition-based remedies;

   o     The aging of the American population.

PRODUCTS AND STRATEGY

         During the past three years the Company has changed its strategy from focusing its business primarily on sales generated over the Internet, to focusing primarily on its historical markets and customers through conventional methods of distribution. During this transition, the Company's sales have been generated almost exclusively by the development of private label products for direct marketers and weight loss clinics. These products are sold under various brands including:

         o Amino Sculpt(TM), a collagen weight loss and energy supplement;
         o Carbo Curb(TM), an alpha amylase inhibitor, (blocks the absorption of starch), used for weight loss;
         o The Healthy Nut(TM), a low fat soy snack nut sold to a chain of medically supervised weight loss clinics; and
         o Colostrum Gold(TM), a colostrum wafer formula used to strengthen the immune system.

         During the fiscal year ending January 31, 2002, the revenues generated by the Company resulted from the sale of a collagen product primarily to one customer and sales of existing products, including nutritional supplements and collagen including Pro-Stat(TM), and home remedy products to other customers. (see above).

         During the past year, the Company began to implement its new business strategy that called for increased sales of its own branded products, primarily to nursing homes and nursing home distributors, and intends to continue to increase the proportion of its sales generated by its own brands. These products include:

         o Pro-Stat(TM), an enzymatic hydrolyzed protein supplement used to treat unintended weight loss, malnutrition and pressure ulcers, produces high absorption and assimilation to replenish depleted protein stores; and
         o CraveEnder(TM), a hunger-control spray that can be used with any diet or for maintaining weight.

         The Company's strategy includes expanding the number of nursing homes employing Pro-Stat(TM) therapy through the use of a network of consultant dietitians to introduce the product and communicate its benefits, and creating greater awareness of its CraveEnder(TM) products through the use of direct response television. The Company believes that its future new or derivative products will be able to use these same marketing methods to create brand awareness.

         Sales of Pro-Stat(TM) to nursing homes have increased through the efforts of a dietitian consultant and by attendance at healthcare trade shows. By offering in-service presentations and providing reference material that define the features and benefits of Pro-Stat(TM), the Company has been able to generate new sales. Additionally, the Company has hired a consulting firm in Columbus, Ohio headed by a former Vice President of Sales and New Business for Ross Laboratories. This firm is developing a market analysis and plan that will require the consultant dietitians to call on healthcare facilities and introduce Pro-Stat(TM).

         The CraveEnder thermogenic hunger control spray will be marketed on direct response television. A script is being produced and a test market will start after script and commercial approval. The Company plans to expand the number of CraveEnder products that will include a gum and a bar.

         During the fiscal year ending January 31, 2003, the revenues generated by the Company resulted from the sale of existing products including nutritional supplements, collagen including Pro-Stat(TM), and home remedy products.

         For the fiscal year ended January 31, 2003, one private label customer accounted for approximately 69% of total sales. The Company expects this percentage to decrease in the coming year as the Company expands the amount of sales of its own branded products. The Company has no contractual arrangement with this customer and if the customer were to discontinue purchasing from the Company, it would have a material impact on its business operations.

         The Company is developing a number of new products for introduction over the next twelve months including various derivative formulations of its Pro-Stat(TM) liquid protein supplement. These derivative formulations will expand the potential uses of Pro-Stat(TM) to patients covered under Medicare part B, and as a food fortifier. In addition, the Company intends to market new delivery systems for the proprietary ingredients used in its CraveEnder(TM) hunger control spray. The Company also intends to introduce products to reduce the appearance of facial aging and to restore the health of skin, hair and fingernails. There is no assurance that the Company will be able to successfully develop new products and if developed successfully, market these new products or that the sale of these products will be profitable for the Company.

         The Company believes that the success of its strategy will be dependent upon the quality of its products; its ability to establish brand name recognition for its products; its ability to continue to develop new products; the ability of its management and the people associated with the Company to implement and execute its strategy; and the ability to attract successful marketing organizations. In addition, the market for nutrition medicine supplements is extremely competitive. There are many companies with substantially greater resources than the Company and with established brands presently being marketed.

         Commencing in the first quarter ended April 30, 2003, the Company intends to focus on the sale of its collagen products to the institutional market, and the sale of its CraveEnder product through direct response television, and the development and marketing of new formulations.

         In March 2003, the Company announced that it had entered into an agreement whereby Premier Solutions Inc. of Miami, Florida. Premier Solutions will be the exclusive worldwide distributor for the Company's Crave Ender Hunger Control Spray, excluding Canada, the United Kingdom and the United States. Premier Solutions is an international distributor and marketer of diet products.

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

PATENTS

         Since 1977, the Company has been issued four patents for its collagen Hydrolysate product. These are for (1) METHOD OF PROVIDING HIGH-PROTEIN NUTRITION BY THE ORAL ADMINISTRATION OF A PREDIGESTED PROTEIN COMPOSITION, (2) METHOD OF COMPOSITION FOR PREVENTING NUTRITIONAL DEFICIENCY, (3) METHOD OF TREATING NUTRITIONAL DEFICIENCY DURING CARDIAC CACHEXIA, DIABETES, HYPOGLYCEMIA, GASTROENTEROLOGY, LIPID, CELL GLYCOGEN AND KERATIN RELATED SKIN CONDITIONS AND ALCOHOLISM, and (4) METHOD OF TREATING OBESITY BY THE ORAL ADMINISTRATION OF A PREDIGESTED PROTEIN COMPOSITION. The company has applied for a patent for Pro-Stat(TM) for the treatment of Decubiti Ulcers. Some of the products that the Company offers incorporate patented technology owned by others, but patents do not protect most of the Company's products.

TRADEMARKS

         The Company has been using the Pro-Stat(TM) mark since August 2002 and the Healthy Nut mark for three years. It has been using the CraveEnder mark since January 2003. While the Company intends to take the actions that it believes are necessary to protect its proprietary rights, it may not have the capital necessary to protect the trademarks or be successful in doing so.

GOVERNMENT REGULATION

         The formulation, manufacture and labeling of the Company's products are subject to regulation by one or more federal agencies, including, principally, the Food and Drug Administration ("FDA"). These activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

         Principally through the efforts of the dietary supplement industry, DSHEA was signed into law in 1994. DSHEA amends the Federal Food, Drug, and Cosmetic Act and, in the judgment of the Company, is favorable to the dietary supplement industry. First and foremost, the legislation creates a new statutory class of "dietary supplements". This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. A dietary supplement which contains a new dietary ingredient, one not on the market as of October 15, 1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the FDA before it may be marketed. DSHEA also recognizes the need for the dissemination of information about the link between nutrition and health and provides that publications, which are not false and misleading and present a balanced view of available scientific information on a dietary supplement, may be used in connection with the sale of dietary supplements to consumers. Among other changes, DSHEA prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels and in other labeling.

         In September 1997, the FDA issued final new regulations to implement DSHEA. Among other things, these regulations establish a procedure for dietary supplement companies to notify the FDA about the intended marketing of a new dietary ingredient or about the use in labeling of statements of nutritional support. The regulations also establish a new format for nutrition labeling on dietary supplements. The new format became mandatory on March 23, 1999, and the Company revised all of its dietary supplements labels to be in compliance by that date.

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

EMPLOYEES

         The Company has six full time employees.

RISK FACTORS

         THE COMPANY GENERATES A SIGNIFICANT AMOUNT OF REVENUES FROM A SINGLE CUSTOMER.

         For the fiscal year ended January 31, 2003, one customer accounted for approximately 69% of total revenues. The Company expects this percentage to decrease in the coming year as it expands the amount of product sales under its own branded label. The Company does not have a contract with this customer and, as a result, there is no assurance that this customer will continue to order products from the Company or will continue to order the products in the same amount. The loss of this customer would have a material effect upon the operation of the Company.

         THE COMPANY HAS RECENTLY INSTITUTED ITS NEW BUSINESS STRATEGY. ITS BUSINESS MUST EXPAND FOR IT TO ATTAIN PROFITABILITY.

         The Company has only recently commenced the implementation of its new business strategy. The Company may not successfully complete the transition to successful operations or profitability pursuant to its new strategy. The Company may encounter problems, delays and expenses in implementing its new business strategy. These may include, but not be limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond the Company's control, and in any event, could adversely affect the Company's results of operations. See "Management's Discussion and Analysis of Plan of Operation."

        IF THE COMPANY DOES NOT SUCCESSFULLY MANAGE ANY GROWTH IT EXPERIENCES, IT MAY EXPERIENCE INCREASED EXPENSES WITHOUT CORRESPONDING REVENUE INCREASES.

         The Company's business plan will, if implemented, result in expansion of its operations. This expansion may place a significant strain on management, financial and other resources. It also will require the Company to increase expenditures before it generates corresponding revenues. The Company's ability to manage future growth, should it occur, will depend upon its ability to identify, attract, motivate, train and retain highly skilled managerial, financial, business development, sales and marketing and other personnel. Competition for these employees is intense. Moreover, the addition of products or businesses will require the Company's management to integrate and manage new operations and an increasing number of employees. The Company may not be able to implement successfully and maintain its operational and financial systems or otherwise adapt to growth. Any failure to manage growth, if attained, would have a material adverse effect on the Company's business. The Company, due to its limited capital presently has only six full time employees which creates an additional risk that the Company may not be successful in implementing its strategy.

         THE COMPANY IS DEPENDENT ON A LIMITED NUMBER OF SOURCES OF SUPPLY FOR MANY OF THE PRODUCTS IT OFFERS.IF THERE WAS AN INTERUPTION OF SUPPLY OF PRODUCTS, THE COMPANY'S SALES MAY SUFFER AND THE COMPANY COULD BE REQUIRED TO ABANDON A PRODUCT LINE.

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

         THE COMPANY MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS NOT COVERED BY INSURANCE THAT WOULD HARM ITS BUSINESS.

         The Company may be exposed to product liability claims. Although the Company believes that it currently carries and intends to maintain a comprehensive multi-peril liability package, the Company cannot guarantee that this insurance will be sufficient to cover all possible liabilities. A successful suit against the Company could have an adverse effect on its business and financial condition if the amounts involved are material.

         THE COMPANY IS UNCERTAIN OF ITS ABILITY TO OBTAIN ADDITIONAL FINANCING FOR ITS FUTURE CAPITAL NEEDS. IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL FINANCING, IT MAY NOT BE ABLE TO CONTINUE TO OPERATE ITS BUSINESS.

         The Company will require significant amounts of additional capital to achieve its stated goals. The Company believes that the net proceeds from the Company's recent private offerings of common stock and debt will not be sufficient to completely implement its strategy in fiscal year 2004. See "Management's Discussion and Analysis on Plan of Operation- Liquidity and Capital Resources". The Company's future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales.

         Additional funding may not be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to curtail significantly or defer one or more of its marketing programs or to limit or postpone obtaining new products through license, acquisition or other agreements. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of its common stock. If the Company raises additional funds through the issuance of additional debt securities, these new securities would have certain rights, preferences and privileges senior to those of the holders of its common stock, and the terms of these debt securities could impose restrictions on its operations. For a further discussion of expenditures and other factors that could affect the Company's need for future capital, see "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

         A GOING CONCERN QUALIFICATION IS CONTAINED IN THE REPORT OF INDEPENDENT AUDITORS.

         The Company has received from its auditors a report that raises substantial doubt about the Company's ability to continue as a going concern. If the Company fails to raise additional funds or its new operating plan is not successful, an investor in the Company could lose his entire investment. Please see the Auditor's Report included in the Consolidated Financial Statements.

         THE COMPANY'S INABILITY TO OBTAIN NEW PROPRIETARY RIGHTS OR TO PROTECT AND RETAIN ITS EXISTING RIGHTS COULD IMPAIR ITS COMPETITIVE POSITION AND ADVERSELY AFFECT ITS SALES.

         The Company believes that the trademarks, copyrights and other proprietary rights that it owns or licenses, or that it will own or license in the future, will continue to be important to its success and competitive position. If the Company fails to maintain its existing rights or cannot acquire additional rights in the future, its competitive position may be harmed. While some products the Company offers incorporate patented technology, most of the products the Company sells are not protected by patents.

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

         There has been a very limited public market for the Company's common stock, and the Company does not know whether investor interest in the Company will lead to the development of a more active trading market. The market prices and trading volumes for securities of emerging companies, such as the Company, historically have been highly volatile and have experienced significant fluctuations both related and unrelated to the operating performance of those companies. The price of the Company's common stock may fluctuate widely, depending on many factors, including factors that may cause the Company's quarterly operating results to fluctuate as well as market expectations and other factors beyond the Company's control. This could restrict the Company's ability to access the capital markets for necessary funding.

Item 2. DESCRIPTION OF PROPERTIES

         The principal executive offices of the Company are located at 10 West Forest Avenue, Englewood, New Jersey 07631, where it leases approximately 7,500 square feet. The lease is for a period of five years commencing January 1, 2000. The annual rent for the initial three years is $65,625 and for the fourth and fifth year of the lease is $67,500.

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

         None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is currently quoted on the OTC Bulletin Board. Information as to the range of high and low bid quotations for the Company's common stock, for the periods indicated, as furnished by National Quotation Bureau Incorporated, is set forth below and adjusted for the one for twenty five reverse split:
                                            BID
                                    ----------------------
THREE MONTHS ENDED                   HIGH            LOW

April 30, 2001                       12.50           4.75
July 31, 2001                        12.50           2.00
October 31, 2001                      2.00           0.75
January 31, 2002                      1.25           0.75
April 30, 2002                        2.50           0.75
July 31, 2002                         4.25           0.75
October 31, 2002                      3.00           0.50
January 31, 2003                      3.75           0.75

         The above bid quotations represent prices between dealers and do not include actual retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         As of March 20,2003, there were approximately 143 record holders of the Company's common stock.

         The Company has not declared any cash dividends on its common stock and it has no intention to pay cash dividends in the foreseeable future.


         Item 6.  Management's Discussion and Analysis Or Plan of Operation


Results of Operations
---------------------

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in the report.

         In the past, the Company's quarterly operating results have fluctuated significantly, with the fourth quarter traditionally being the softest. Because the Company is in the process of implementing its new business strategy, seasonality of the Company's business and other factors, which may contribute to fluctuations in quarterly operating results, are not yet known.

Fiscal Year Ended January 31, 2003 Compared to Fiscal Year Ended January 31,
2002

         Sales for the fiscal year ended January 31, 2003 were $1,427,000 as compared with $488,200 for the fiscal year ended January 31, 2002, an increase of 192%. This increase in sales was primarily attributable to a significant increase in sales to a major customer of approximately $833,500. The Company's major customer represented approximately 69.2% or $987,800 of sales for the fiscal year ended January 31, 2003.

         Cost of sales for the fiscal year ended January 31, 2003 were $764,800, or 53.6% of sales as compared with $303,700 for the fiscal year ended January 31, 2002, or 62.2% of sales. This increase in cost of goods sold is primarily attributable to the increased sales for the period. The increase in gross profit percentage from 37.8% to 46.4% was due to the write-off of approximately $30,000 of obsolete inventory in the fiscal year 2002.

         Selling, general and administrative expenses increased 21.4% to $906,200 from $746,600 for the fiscal year ended January 31, 2003. The main reason for the increase was due to increased salary expense, consulting and professional fees. The $906,200 consisted mainly of personnel costs of approximately $410,600, legal and professional services of $190,700, $64,600 in travel and entertainment, $47,700 in selling expenses, $38,400 in net rent, $25,200 of insurance expense, and other expenses of approximately $129,000. During the fiscal year ended January 31, 2003, the Company incurred an expenditure of $1,000 in website costs as compared to $116,700 in the prior fiscal year related to the cost of closing the Company's previous website.

         Interest expense was $37,500 and interest income was $1,000 for the fiscal year ended January 31, 2003, as compared to interest expense of $64,800 during the fiscal year ended January 31, 2002. The decrease in interest expense was primarily due to the Company's reduction in short-term debt and the conversion of a $245,000 loan bearing interest at 10% from an entity affiliated with the former Chairman of the Board into a one-year non-interest bearing loan effective May 1, 2002.

         For the fiscal year ended January 31, 2003, the Company incurred an operating loss of $245,000 as compared to an operating loss of $678,800 for the fiscal year ended January 31, 2002. This decrease in loss was primarily due to increased sales volume, resulting in an increase in gross profit of $477,700. The Company incurred a net loss for the fiscal year ended January 31, 2003 of $281,500 or ($0.19) per share compared to a net loss for the fiscal year ended January 31, 2002 of $743,600 or ($0.63) per share.

Fiscal Year Ended January 31, 2002 Compared to Fiscal Year Ended January 31,
2001

         Sales for the fiscal year ended January 31, 2002 were $488,200 as compared with sales of $627,500 for the year ended January 31, 2001, a decrease of 22.2%. This decrease in sales was primarily due to the loss of a major customer and the significant reduction in sales from another major customer.

         Cost of sales decreased to $303,700, or 62.2% of sales, for the fiscal year ended January 31, 2002 from $311,800 or 49.7% of sales for the fiscal year ended January 31, 2001. The percentage increase was mainly attributable to the writing off of approximately $35,000 of obsolete inventory.

         Selling, general and administrative expenses decreased 23.8% to $746,600 from $980,100 due to the reduction in employees and the cessation of its website. The $746,600 consisted of personnel costs of $488,000, $50,000 in rent and other costs of $208,000. The Company also expended $379,600 towards the development of its website for the fiscal year ended January 31, 2001 as compared to $116,700 in the current year. During the year ended January 31, 2002, the Company determined that its gender specific website and its e-commerce initiative would not be successful in the foreseeable future and it elected to close its website and focus its efforts on its traditional business. See "Liquidity and Capital Resources". All capitalized costs were charged to current operating expenses. The Company had no advertising expense in the year ended January 31, 2002 as compared to $12,100 in the prior year in its efforts to control costs.

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

         For the year ended January 31, 2002, the Company incurred an operating loss of $678,800 as compared to an operating loss of $1,056,100 for the comparable period in 2001. This decrease in loss was primarily due to the reduction in website, personnel and advertising costs. The Company had a loss from operations of $743,600 or ($.63) per share, as compared to a loss of $1,184,300 or ($2.96) per share for the comparable period in 2001. The net loss for the year ended January 31, 2002 was $743,600 and the net loss for the year ended January 31, 2001 was $1,170,500 and reflects the forgiveness of debt in the aggregate amount of $13,800.


Liquidity and Capital Resources
-------------------------------

         Effective as of the close of business on February 7, 2003, the Company implemented a 1-for-25 reverse split of the Company's outstanding shares of common stock. The effect of the reverse stock split was to reduce the outstanding shares from 39,109,680 to 1,564,387. The reverse stock split also affected options, warrants and other securities convertible into or exchangeable for shares of the Company's common stock that were issued and outstanding immediately prior to the effective time of the stock combination. All amounts reflected herein and in the financial statements included as part of this report have been restated to give effect to the reverse stock split.

         At January 31, 2003, the Company had cash of $160,500 as compared to cash of $4,500 on January 31, 2002.

     Arnold and Myra Gans, President and Secretary of the Company, respectively, personally borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability due to them and agreed to a repayment schedule equal to the repayment schedule of their loan. The balance at January 31, 2003 is approximately $139,900. Please see Note 5 to Notes to Consolidated Financial Statements.

       During the fourth quarter of fiscal 2001, the Company received a loan of $130,000 from Unity venture Capital Ltd., an affiliate of Lawrence Burstein, Director and former Chairman of the Board of the Company. During fiscal 2002, additional loans were received from this entity and the balance at January 31, 2003 and 2002 owed to this entity was $245,000. Interest accrued at 10% per year through April 30, 2002 and amounts to approximately $25,500 and $19,300, which is included in accrued expense at January 31, 2003 and 2002, respectively. Effective May 1, 2002, this loan was converted to a one year, non-interest bearing loan. On January 14, 2003, in satisfaction and cancellation of the Company's obligations to the affiliate, the Company approved the following terms:(a) on the Conversion Date (as defined below) (i) the entire $245,000 principal amount owing to Unity Venture Capital Ltd. shall be converted into 122,500 shares of the Company's common stock; (ii) Unity Venture Capital Ltd. shall receive a warrant to purchase 5,875 shares of common at an exercise price per share of $2.50; and (iii) Unity Venture Capital Ltd. shall receive a warrant to purchase the number of shares of the Company's common stock as is obtained by dividing the amount of accrued and unpaid interest on the Principal from May 1, 2002 (which interest shall accrue at the rate of six percent (6%) per annum) through the Conversion Date by $2.50; (b) Unity Venture Capital Ltd. shall be granted "piggyback" registration rights with respect to the shares issued upon conversion of the Principal and the exercise of the warrants; and (c) if the Conversion Date does not occur, then, (i) beginning on December 18, 2002 interest shall accrue on the Principal at the rate of eight percent (8%) per annum, and (ii) the Principal, and all unpaid interest accrued after December 18, 2002 on the Principal, shall be payable in a single installment on November 5, 2005. The "Conversion Date" shall be the first to occur of (a) the date on which the Company's shareholders approve the proposed re-incorporation in Delaware (see Note 15 - Subsequent Events), or (b) the date on which the Board of Directors determines the Company has a sufficient number of authorized but un-issued shares of common stock to facilitate the transactions contemplated in connection with the Loan.

       Between February 2001 and August 2001, Arnold Gans, the Company's president, guaranteed the Company's bank credit lines of approximately $100,000. There are no balances resulting from these credit lines. In November 2001, Arnold and Myra Gans borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability to Arnold and Myra Gans and agreed to a repayment schedule equal to the repayment schedule of the loan. The balance at January 31, 2003, is approximately $139,900. Please see Note 5 to Consolidated Financial Statements.

       In April through June, 2002, the Company raised $195,000 ($190,000 net to the Company) in connection with the sale of 9,750,000 shares of common stock at $0.50 per share. In November 2002, the Company borrowed $450,000 from two individuals and issued its 8% Convertible Promissory Notes (the "Notes"). Each of the Notes evidencing the loans is substantially the same, other than the principal amount thereof. The Notes are for a term of three years from the date of issuance. The Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $1.25 per share. The Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $1.25 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $1.25, the Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $1.25, the Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants (Please see Note 7 to Notes to Consolidated Financial Statements). At January 31, 2003, the outstanding balance of the Notes was $450,000 and the accrued and unpaid interest was approximately $8,600.

         The Company will require significant amounts of additional capital to achieve its stated goals. The Company believes that the net proceeds from the Company's recent private offerings of common stock and debt will not be sufficient to completely implement its strategy in fiscal year 2004. The Company's future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales.

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


Item 7: Financial Statements

        See Financial Data Section appearing on pages F1-F19.


Item 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information regarding the Company's directors and officers is set forth in "Proposal 1 - Election of Directors" under the caption "Biographical Information Regarding Directors" in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be held April 22, 2003. Such information is incorporated herein by reference. Information regarding compliance by the Company's directors and executive officers and owners of more than ten percent of common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

         Information regarding the compensation of the Company's executive officers and directors is set forth in "Proposal 1 - Election of Directors" under the caption "Director Compensation" and under the caption "Summary of Cash and Certain Other Compensation" in the proxy statement. Such information is incorporated herein by reference.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding ownership of the Company's common stock by certain persons is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement. Such information is incorporated herein by reference.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding relationships or transactions between the Company and its affiliates is set forth under the caption "Certain Relationships and Related Transactions" in the proxy statement. Such information is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

         (a) Documents filed as part of this report:

         1. Financial Statements.

         The consolidated financial statements contained herein as listed on the "Index to Consolidated Financial Statements" on page F-1 of this report.

         2. Financial Statement Schedules

         Not applicable.

         3. Exhibits

         See Exhibit Index

         (b)Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K with the SEC on December 13, 2002 announcing that the Board had approved a change in the Company's fiscal year from January 31, to December 31. The Company filed Amendment No.1 to Current Report on Form 8-K with the SEC on February 5, 2003 announcing that on December 14, 2002 the Board rescinded its previous decision to change the Company's fiscal year.

                  (c)Exhibits:

         The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number                      Exhibit Description
--------------                      -------------------

3.1* Certificate of Incorporation of Medical Nutrition Systems, Inc., dated December 21, 1981.

3.2* Certificate of Amendment of Certificate of Incorporation of Medical Nutrition Systems, Inc., dated February 6, 1982.

3.3* Certificate of Amendment to the Certificate of Incorporation of Medical Nutrition Systems, Inc., dated March 21, 1983.

3.4* Certificate of Amendment to Certificate of Incorporation of Medical Nutrition, Inc., dated March 26, 1987.

3.5* Certificate of Amendment of Medical Nutrition, Inc. Certificate of Share Combination, dated October 18, 1989.

3.6*             Certificate of Amendment of Medical Nutrition, Inc., dated
                 February 13, 1990.

3.7* Certificate of Amendment of Certificate of Incorporation of Medical Nutrition, Inc., dated September 26, 1991

3.8* Certificate of Amendment of Certificate of Incorporation of The MNI Group Inc., dated October 19, 2000

3.9(1) Certificate of Amendment of Certificate of Incorporation of Gender Sciences, Inc., dated January 21, 2003.

3.10*            Bylaws of The MNI Group, Inc., as adopted May 7, 1991.

3.11*            Bylaw Amendment, as adopted October 23, 2002.

4.1(2) Convertible Promissory Note dated November 5, 2002 in the amount of $450,000

4.2(3) Convertible Promissory Note dated November 5, 2002 in the amount of $50,000

4.3(4)           Common Stock Purchase Warrant dated November 5, 2002.

4.4(5)           Common Stock Purchase Warrant dated November 5, 2002.

10.1(6)          2000 Long Term Incentive Plan

10.2* Employment Agreement dated January 1, 2003 by and between the registrant and Eugene Terry.

10.3* Employment Agreement dated January 1, 2003 by and between the registrant and Arnold Gans.

10.4* Employment Agreement dated January 1, 2003 by and between the registrant and Myra Gans.

10.5* Loan Agreement dated November 5, 2002 by and between the registrant and The Ullman Family Partnership.

10.6* Loan Agreement dated November 5, 2002 by and between the registrant and Francis Newman.

10.7* Subscription Agreement dated April 19, 2002 by and between the registrant and Eugene Terry.

10.8* Subscription Agreement dated June 17, 2002 by and between the registrant and Grand Slam, LLC.

10.9* Office Lease dated October 4, 1984 by and between the registrant and Van Brunt Associates, L.P.

10.10* First Amendment to Office Lease dated October 24, 1994 by and between the registrant and Van Brunt Associates, L.P.

10.11* Second Amendment to Office Lease dated November 19, 1999 by and between the registrant and First Industrial Realty Trust, Inc.

10.12* License Agreement dated November 8, 2002 by and between the registrant and Akesis Pharmaceuticals, Inc.

10.13* Registration Rights Agreement dated November 5, 2002 by and between the registrant, The Ullman Family Partnership and Francis Newman

10.14* Amendment to Executive Employment Agreement dated March 6, 2002 by and among the registrant and Arnold Gans.

21.1*            Subsidiaries of the registrant

23.1*            Consent of Independent Accountants

24.1*            Power of Attorney (included after signatures below)

99.1*            Certificate of Chief Executive Officer pursuant to 18
                 U.S.C.ss.1350.

99.2*            Certificate of Chief Financial Officer pursuant to 18
                 U.S.C.ss.1350.

-------------------------
*        Filed herewith.

(1) Incorporated by reference from the Company's Current Report on Form 8-K dated January 22, 2003.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2002.
(3) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2002.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2002.
(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2002.
(6) Incorporated by reference from the Company's the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be held October 19, 2000.



Item 14. Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic SEC Reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 24, 2003         GENDER SCIENCES INC.


                                    By: /s/ FRANCIS A. NEWMAN
                                    -----------------------------------
                                            Francis A. Newman, CEO


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Francis A. Newman and Arnold Gans, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Title                         Date
---------                        -----                         ----


/s/ EUGENE TERRY                 Chairman and Director         March 24,2003
-------------------------------
Eugene Terry


/s/ FRANCIS A. NEWMAN            CEO and Director              March 24,2003
-------------------------------
Francis A. Newman


/s/ ARNOLD GANS                  President (Principal          March 24,2003
-------------------------------  Operating Officer and
Arnold Gans                      Principal Accounting
                                 and Financial Officer)
                                 and Director

/s/ MYRA GANS                    Executive Vice President      March 24,2003
-------------------------------  Secretary and Director
Myra Gans


/s/ LAWRENCE BURSTEIN            Director                      March 24,2003
-------------------------------
Lawrence Burstein

/s/ ANDREW HOROWITZ              Director                      March 24,2003
-------------------------------
Andrew Horowitz



/s/ RICHARD ULLMAN               Director                      March 24,2003
-------------------------------
Richard Ullman

I, Francis A. Newman, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Gender Sciences, Inc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003                                          /s/ FRANCIS A. NEWMAN
                                                        ----------------------
                                                        Francis A. Newman
                                                        Chief Executive Officer

I, Arnold Gans, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Gender Sciences, Inc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions abut the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          March 24, 2003                                /s/ ARNOLD GANS
                                                        ----------------------
                                                        Arnold Gans
                                                        Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS



                                                                       Page

Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets at January 31, 2003 and 2002                     F-3

Consolidated Statements of Operations for the Years Ended
January 31, 2003 and 2002                                                    F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
January 31, 2003 and 2002                                                    F-5

Consolidated Statements of Cash Flows for the Years Ended
January 31, 2003 and 2002                                                    F-6

Notes to Consolidated Financial Statements                           F-7  - F-19

                             GOLDSTEIN & GANZ, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               98 CUTTERMILL ROAD
                           GREAT NECK, NEW YORK 11021

                                  ------------
                                 (516) 487-0110
                            Facsimile (516) 487-2928



-----------------------------------------
Member of the American Institute
of Certified Public Accountants,
SEC Practice Section

Member of The New York State
Society of Certified Public Accountants
-----------------------------------------


                          Independent Auditors' Report

To the Board of Directors of
Gender Sciences, Inc.


         We have audited the accompanying consolidated balance sheets of Gender Sciences, Inc. as of January 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gender Sciences, Inc. as of January 31, 2003 and 2002, and the results of its operations and cash flows for each of the two years in the period ended January 31, 2003 and 2002 in conformity with auditing standards generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations, and net capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments relating to the recoverability or reclassification of any asset or liability that might result from the outcome of this uncertainty.



                                                   Goldstein & Ganz, CPA's, PC
Great Neck, NY
March 14, 2003

                              GENDER SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS


      ASSETS                                                                                        January 31,
      ------                                                                 -----------------------------------------------------
                                                                                       2003                          2002
                                                                             -----------------------         ---------------------
Current Assets:
        Cash                                                                 $              160,500        $                4,500
        Accounts receivable                                                                 139,200                        77,600
        Inventories                                                                          39,800                        52,200
        Prepaid expenses                                                                     14,100                           800
                                                                             -----------------------       -----------------------
          Total current assets                                                              353,600                       135,100
Fixed assets, net of accumulated depreciation
 of $108,500 and $102,600, respectively                                                      24,400                        25,600
Other assets:
        Security deposits                                                                    15,200                        15,200
        Trademarks, net of amortization                                                      11,800                             -
                                                                             -----------------------       -----------------------

                                                                             $              405,000        $              175,900
                                                                             =======================       =======================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued expenses                                $              271,800        $              290,900
        Short-term debt                                                                      11,000                       112,300
        Due to officers and stockholder                                                     441,100                       451,200
                                                                             -----------------------       -----------------------
           Total current liabilities                                                        723,900                       854,400
Non-current liabilities:
        Convertible promissory notes payable                                                450,000                             -
        Long-term debt                                                                        1,100                             -
                                                                             -----------------------       -----------------------
           Total liabilities                                                              1,175,000                       854,400
                                                                             -----------------------       -----------------------

Stockholders' equity:
        Common stock, no par value; 70,000,000 shares authorized at January 31,
           2003 and 2002; 1,564,387 and 1,174,387 issued and outstanding at
           January 31, 2003 and 2002, respectively                                        9,752,800                     9,562,800
        Accumulated deficit                                                             (10,512,400)                  (10,230,900)
                                                                             -----------------------       -----------------------
                                                                                           (759,600)                     (668,100)
        Less: Treasury stock, at cost                                                       (10,400)                      (10,400)
                                                                             -----------------------       -----------------------
            Total stockholders' equity (deficit)                                           (770,000)                     (678,500)
                                                                             -----------------------       -----------------------

                                                                             $              405,000        $              175,900
                                                                             =======================       =======================



                 See notes to consolidated financial statements.

                              GENDER SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years Ended January 31,
                                                                    -----------------------------------------
                                                                           2003                    2002
                                                                    -----------------      ------------------
Sales                                                               $   1,427,000          $      488,200
Cost of sales                                                             764,800                 303,700
                                                                    -----------------      ------------------
      Gross profit                                                        662,200                 184,500

Selling, general and administrative expenses                              906,200                 746,600
Web site costs                                                              1,000                 116,700
                                                                    -----------------      ------------------
      Operating (loss)                                                   (245,000)               (678,800)
                                                                    -----------------      ------------------

Other income (expense):
      Interest income                                                       1,000                       -
      Interest (expense)                                                  (37,500)                (64,800)
                                                                    -----------------      ------------------
          Total other income (expense)                                    (36,500)                (64,800)
                                                                    -----------------      ------------------

Net (loss)                                                          $    (281,500)         $     (743,600)
                                                                    =================      ==================

Basic and diluted per share data:
      Net (loss)                                                    $       (0.19)         $        (0.63)
                                                                    =================      ==================


Weighted average number of shares outstanding                           1,471,949                1,174,387
                                                                    =================      ==================


                 See notes to consolidated financial statements.

                              GENDER SCIENCES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED JANUARY 31, 2003 AND 2002


                                              Common Stock
                                  ----------------------------------    Accumulated        Treasury           Total
                                      Shares            Amount             Deficit           Stock            Equity
                                  ----------------  ---------------- ------------------- --------------  -----------------
Balance, January 31, 2001           1,174,387        $9,562,800       $ (9,487,300)       $(10,400)       $    65,100

Net (loss)                                                                (743,600)                          (743,600)
                                  ----------------  ---------------- ------------------- --------------  -----------------

Balance, January 31, 2002           1,174,387         9,562,800        (10,230,900)        (10,400)          (678,500)

Proceeds from the sale of shares of
common stock                          390,000           190,000                  -               -            190,000

Net (loss)                                                                (281,500)                          (281,500)
                                  ----------------  ---------------- ------------------- --------------  -----------------

Balance, January 31, 2003           1,564,387        $9,752,800       $(10,512,400)       $(10,400)       $  (770,000)
                                  ================  ================ =================== ==============  =================


                 See notes to consolidated financial statements.

                              GENDER SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Years Ended January 31,
                                                      --------------------------
                                                         2003           2002
                                                      -----------    -----------
Cash flows from operating activities:
      Net (loss)                                      $  (281,500)   $  (743,600)
      Adjustments to reconcile net (loss) to net
      cash provided (used) by operating activities:
          Depreciation and amortization                     7,800          7,300
          Write-off of capitalized web-site costs              --        100,300
          Write-off of trademarks                              --          3,700
      Changes in operating assets and liabilities:
          Accounts receivable                             (61,600)         3,600
          Inventories                                      12,500         40,600
          Prepaid expenses and other current assets       (13,200)        66,000
          Accounts payable and accrued expenses           (19,200)       180,600
                                                      -----------    -----------
Net cash (used) for operating activities                 (355,200)      (341,500)
                                                      -----------    -----------

Cash flows from investing activities:
      Purchase of equipment                                (4,800)            --
      Trademark costs                                     (13,600)            --
                                                      -----------    -----------
Net cash (used) for investing activities                  (18,400)            --
                                                      -----------    -----------

Cash flows from financing activities:
      Proceeds from sale of common stock                  190,000             --
      Proceeds from sale of promissory notes              450,000             --
      Proceeds from loans from officer                         --        150,000
      Repayments of loans to officer                     (110,400)            --
      Proceeds from loans from stockholder                     --        115,000
      Proceeds from short-term borrowings                      --         48,300
                                                      -----------    -----------
Net cash provided by financing activities                 529,600        313,300
                                                      -----------    -----------

Increase (decrease) in cash                               156,000        (28,200)
Cash, beginning of year                                     4,500         32,700
                                                      -----------    -----------
Cash, end of year                                     $   160,500    $     4,500
                                                      ===========    ===========
Supplemental information:
    Interest paid                                     $    25,800    $    42,600
                                                      ===========    ===========



                 See notes to consolidated financial statements.

                              GENDER SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003


Note 1. Organization and Business:
        -------------------------

        Gender Sciences, Inc., a New Jersey corporation organized in 1981 and its subsidiaries has primarily been engaged in the development and distribution of nutritional and health products. The Company develops and distributes targeted, uniquely engineered, Nutrition-Medicine products for the Anti-Aging, Weight Loss, and Elder Care markets within the medical, institutional, and mass-market communities. The products are sold under the Company's label or alternatively under private label for various distribution channels.

        In May 1993, the Company organized NutraPet Labs, Inc. (NutraPet) for the purpose of developing and marketing pet products. The Company subsequently issued 313,000 shares of NutraPet common stock for $313,000 in a private placement. During fiscal 2003, the Company did not direct any of its efforts on developing or distributing NutraPet products.

     Reorganization
     --------------

        Effective as of the close of business on February 7, 2003, the Company implemented a one-for-twenty-five reverse split of the Company's outstanding shares of common stock. The effect of the reverse stock split was to reduce the outstanding shares from 39,109,680 to 1,564,387. The reverse stock split also affected options, warrants and other securities convertible into or exchangeable for shares of the Company's common stock that were issued and outstanding immediately prior to the effective time of the stock combination. All amounts reflected in the January 31, 2003 financial statements have been restated for the reverse stock split.

Note 2. Significant Accounting Policies:
        -------------------------------

        Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries after elimination of inter-company accounts and transactions for ongoing activities.

       Accounts Receivable - The company uses the direct write-off method for uncollectible accounts. Accordingly, no allowance for doubtful accounts is recorded. Based upon the minimal write-offs in the past, management does not believe recording an allowance would significantly effect the Company's financial condition.

        Inventories - Inventories, which consist primarily of purchased finished foods, are stated at the lower of cost or market using the "first-in, first-out" (FIFO) cost method.

        Fixed Assets - Furniture, fixtures and equipment, and leasehold improvements are stated at cost and depreciated and amortized over their

                              GENDER SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003

Note 2. Significant Accounting Policies (continued):
----------------------------------------------------

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

        Web Site Development Costs - During the year ended January 31, 2002, the Company closed its website and all capitalized costs related to the development of the website were written off.

       Income taxes - In providing for income taxes, the Company recognizes deferred tax liabilities and tax assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

       Revenue recognition - Revenue is recognized upon shipment of products to customers.

        Stock-Based Compensation - The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB
     25), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options were granted at a price below the market price on the day of grant.

        Financial Accounting Statement No. 123 "Accounting for Stock Based Compensation" (FAS 123) which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 7 - Stockholders' Equity for pro forma disclosures required by FAS 123 plus additional information on the Company's stock options.

        Earnings per share - Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. Diluted earnings per share are not presented in years during which the Company incurs a loss from operations.

                              GENDER SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003


Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

        Intangible Assets - The capitalized cost of intangible assets are amortized over their expected period of benefit on a straight-line basis, generally 20 years for trademarks.

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

        Reclassification - Certain amounts in the January 31, 2002 financial statements were reclassified to conform to the January 31, 2003 presentation.

Note 3. Fixed Assets:
        ------------

         Fixed assets consisted of the following at January 31, 2003 and 2002, respectively:

                                                            January 31,
                                                    ----------------------------
                                                        2003             2002
                                                    --------------  ------------
           Furniture, fixtures and equipment           $107,700       $103,000
           Leasehold improvements                        25,200         25,200
                                                       --------       --------
                                                        132,900        128,200
           Less:  Accumulated depreciation
                  and amortization                      108,500        102,600
                                                       --------       --------
                                                       $ 24,400       $ 25,600
                                                       ========       ========

Note 4. Notes Payable:
        -------------

        The Company borrowed $50,000 from PNC Bank on January 29, 1998. The maturity date of the loan was January 29, 1999, with interest accruing at the rate of 10.25% per annum. During the year ended January 31, 1999, this loan was converted to a demand note. Principal and interest payments are being made on a monthly basis. Interest paid during the year ending January 31, 2003, was approximately $1,600. At January 31, 2003 and 2002, the outstanding balance was approximately $12,100 and $21,500, respectively.

        An officer of the Company guaranteed the Company's bank credit lines of approximately $100,000. Included in Short-Term Debt at January 31, 2002 was approximately $90,800 resulting from these credit lines all of which was paid during the year ended January 31, 2003. These amounts accrued interest at rates varying from 19% to 27%.

                              GENDER SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003


Note 4. Notes Payable (continued):
        -------------------------

Convertible Promissory Notes

         In November 2002, the Company borrowed $450,000 from two individuals and issued its 8% Convertible Promissory Notes (the Notes). Each of the Notes evidencing the loans is substantially the same other than the principal amount thereof. The Notes are for a term of three years from the date of issuance. The Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $1.25 per share (restated for the February 7, 2003 one-for-twenty-five reverse stock split). The Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $1.25 per share (restated for the February 7, 2003 one-for-twenty-five reverse stock split) or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $1.25, the Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $1.25 (restated for the February 7, 2003 one-for-twenty-five reverse stock split), the Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants (see "Warrants" in Note 7 - Stockholders' Equity). At January 31, 2003, the outstanding balance of the Notes was $450,000 and the accrued and unpaid interest was approximately $8,600.

Note 5. Due to officers and stockholder:
        --------------------------------

         During the fourth quarter of fiscal 2001, the Company received a loan of $130,000 from an affiliate of the former Chairman of the Board of the Company. During fiscal 2002, additional loans were received from this entity and the balance at January 31, 2003 and 2002 owed to this entity was $245,000. Interest accrued at 10% per year through April 30, 2002 and amounts to approximately $25,500 and $19,300, which is included in accrued expense at January 31, 2003 and 2002, respectively. Effective May 1, 2002, this loan was converted to a one year, non-interest bearing loan. On January 14, 2003, in satisfaction and cancellation of the Company's obligations to the affiliate, the Company approved the following terms:(a) on the Conversion Date (as defined below) (i) the entire $245,000 principal amount owing to the affiliate shall be converted into 122,500 shares of the Company's common stock; (ii) the affiliate shall receive a warrant to purchase 5,875 shares of common at an exercise price per share of $2.50; and (iii) the affiliate shall receive a warrant to purchase the number of shares of the Company's common stock as is obtained by dividing the amount of accrued and unpaid interest on the Principal from May 1, 2002 (which interest shall accrue at the rate of six percent (6%) per annum) through

                              GENDER SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003


Note 5. Due to officers and stockholder (continued):
        -------------------------------------------

the Conversion Date by $2.50; (b) the affiliate shall be granted "piggyback" registration rights with respect to the shares issued upon conversion of the Principal and the exercise of the warrants; and (c) if the Conversion Date does not occur, then, (i) beginning on December 18, 2002 interest shall accrue on the Principal at the rate of eight percent (8%) per annum, and (ii) the Principal, and all unpaid interest accrued after December 18, 2002 on the Principal, shall be payable in a single installment on November 5, 2005. The "Conversion Date" shall be the first to occur of (a) the date on which the Company's shareholders approve the proposed reincorporation in Delaware (see Note 13 - Subsequent Events), or (b) the date on which the Board of Directors determines the Company has a sufficient number of authorized but unissued shares of common stock to facilitate the transactions contemplated in connection with the Loan.

        Arnold and Myra Gans, President and Secretary, respectively, of the Company personally borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability to them and agreed to a repayment schedule equal to the repayment schedule of their loan. The balance at January 31, 2003, is approximately $139,900 and is included in "Due to officers and stockholder". Also included in "Due to officers and stockholder" at January 31, 2003 and 2002 is unpaid payroll for Arnold and Myra Gans of $30,800 and $25,400, respectively.

Note 6. Lease Commitments:
        -----------------

       The Company leases an office and warehouse facility in New Jersey under a lease, which expires in December 2004. Total gross rental expense for the year ended January 31, 2003 and 2002 was approximately $90,100 and $85,000, respectively. The future minimum annual rental payments are as follows:


                            Year ended January 31,
                                              2004     $   67,500
                                              2005         61,900
         Total future minimum annual rent payments     $  129,400
                                                       ==========


        The Company sub-lets (on a month to month basis) a portion of its facility to various entities at an annual rental income of approximately $42,100 and $34,600 for the years ended January 31, 2003 and 2002, respectively.

        The Company leases equipment under various operating leases. During the year ended January 31, 2003, the total payments under such leases were $20,000. The future minimum annual lease payments are as follows:

                              GENDER SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003


Note 6. Lease Commitments (continued):
        -----------------------------

                                    Year ended January 31,
                                                      2004       $10,300
                                                      2005         3,700
                Total future minimum annual lease payments       $14,000
                                                                 =======

Note 7. Stockholders' Equity:
        --------------------

     All amounts have been restated for the February 7, 2003 one-for-twenty-five reverse stock split.

     Common stock

         From February 1, 2002 through July 31, 2002, the Company raised $195,000 ($190,000 net of commissions), from the sale of 390,000 shares of its common stock at $0.50 per share.

     Options

         The following table summarizes information concerning outstanding and exercisable options at January 31, 2003 (contractual life in years):


                                        Options Outstanding                     Options exercisable
                     ----------------------------------------------------------------------------------
                                           Weighted        Weighted
                                             avg.            avg.                        Weighted avg.
                                         remaining         exercise                        exercise
     Range of prices          Number     life                price            Number         price
     ---------------          ------     ----                -----            ------         -----
           0.50-7.50         774,231          4              $1.13           766,231         $1.14
          7.51-15.00           2,000          1              10.94             2,000         10.94
         15.01-21.88         164,080          2              21.81           164,080         21.81
-------------------------------------------------------------------------------------------------------
          0.50-21.88         940,311          3              11.29           932,311         11.29
-------------------------------------------------------------------------------------------------------


         In recognition of the need to improve the capital structure of the Company, effective May 15, 2002, two officers of the Company surrendered options to purchase 82,000 shares of the Company's common stock, which had been received prior to fiscal 2002.

         A summary of option transactions for the two years ended January 31, 2003, follows:

                              GENDER SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003


Note 7. Stockholders' Equity (continued):
        --------------------------------


                                                                Weighted
                                                                Average
                                             Options          option price
-----------------------------------------------------------------------------
 Outstanding at January 31, 2001             342,110                   12.00
 Granted                                     186,200                    0.77
 Exercised                                      -                          -
 Expired or Surrendered                         -                          -
-----------------------------------------------------------------------------
 Outstanding at January 31, 2002             528,310                    8.04
 Granted                                     494,001                    0.58
 Exercised                                         -                       -
 Expired or Surrendered                       82,000                    0.75
-----------------------------------------------------------------------------
 Outstanding at January 31, 2003             940,311                    4.76
-----------------------------------------------------------------------------


     Pro Forma Fair Value Disclosures
     --------------------------------

         Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by FAS 123, the Company's income from continuing operations and earnings per share for the two years ended January 31, would have been impacted as shown in the following table:


                                           January 31, 2003     January 31, 2002
--------------------------------------------------------------------------------
Net Income (loss)
             As reported                         $(281,500)          $(743,600)
             Pro forma                          (1,148,755)           (822,745)
Basic and diluted earnings per share
             As reported                             (0.19)              (0.63)
             Pro forma                               (0.36)              (0.21)
--------------------------------------------------------------------------------


     Warrants

         In November 2002, in connection with the issuance of its 8% Convertible Promissory Notes (see Note 4), the Company also issued, to the investors of the Notes, common stock purchase warrants (the Warrants) exercisable for an aggregate 360,000 shares of the Company's common stock, at $1.25 per share. Each of the Warrants is substantially the same other than the number of shares of common stock for which each Warrant is exercisable. The Warrants may be exercised at any time, and from time to time, for a period of three years from issuance. The exercise price of the Warrants is based on the

                              GENDER SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003


Note 7. Stockholders' Equity (continued):
        --------------------------------

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

     2000 Long-Term Incentive Stock Plan

        On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the Plan). Under the Plan, the Company may grant stock options, stock appreciation rights (SAR's) or stock awards. All employees of the Company are eligible to participate in the Plan. The Plan authorizes the issuance, in the aggregate, of up to 240,000 share of common stock. No stock option, SAR or other award, may be granted under the Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At January 31, 2003, no options were granted from the Plan.

Note 8. Income Taxes:
        ------------

        The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carryforwards due to the uncertainty that future years will provide income to be offset by such available benefits. Gender Sciences, Inc. and its subsidiaries have net operating loss carryforwards of approximately $6,981,200, which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $2,443,000 as of January 31, 2003, with a valuation allowance of an equal amount as follows:

                              GENDER SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003


Note 8. Income Taxes (continued):
        ------------------------


                                                   Year Ended January 31,
                                               -----------------------------
                                                  2003               2002
                                               -----------       -----------
        Deferred tax asset                     $ 2,443,000       $ 2,345,000
        Allowance for deferred tax asset       ( 2,443,000)      ( 2,345,000)
                                               -----------       -----------
        Net deferred tax asset                 $         -       $         -
                                               ===========       ===========


         Net operating loss carryovers of approximately $6,981,200 will expire through 2023 as follows:


                           Years ending January 31,
                           -----------------------
                                              2006           $  518,100
                                              2007            2,932,000
                                              2008              486,300
                                              2009               31,600
                                              2010              310,500
                                              2011               16,200
                                              2012               16,200
                                              2019              232,000
                                              2020              244,200
                                              2021            1,169,000
                                              2022              743,600
                                              2023              281,500
                                                           ------------
                                                            $ 6,981,200


Note 9. Commitments and Contingencies:
        -----------------------------

     Government Regulations

         The Company's products are produced by third parties in various plants under applicable government regulations. The Company depends upon its vendors to comply with such regulations. Failure by such vendors to comply with the applicable regulations could result in fines and/or seizure of the food products. Presently, the Company is not a party to any such lawsuits. In addition, it has no commitments to its vendors for the purchase of either raw materials or finished product.

     Going Concern

         The Company has continued to sustain losses, has maintained negative working capital and continues to require additional sources of cash to fund

                              GENDER SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003


Note 9. Commitments and Contingencies (continued):
        -----------------------------------------


its operations. These circumstances create uncertainty about the Company's ability to continue as a going concern.

         During fiscal years 2001 and 2000, management directed its efforts toward the development of its non-biased gender based women's healthcare Internet website. In fiscal 2002, because of the decline in interest in the Internet and, in particular the determination by the Company that its women's health website and its e-commerce initiative would not be successful, the Company ceased its Internet initiative and focused its efforts on its off-line businesses. Management of the Company has developed a plan to improve cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. Throughout fiscal 2003 and prospectively, managements' efforts and the Company's resources are being directed toward high margin products, new product development and direct sales and marketing to existing and new customers.

        The Company will require additional working capital until such time as profitability from various ventures and increased sales are achieved and the Company reaches break-even levels. The Company is actively seeking to raise additional capital. There can be no assurance that the Company will be successful in raising such funds and that if additional funds are raised, that the Company's decision to focus on off-line activities will result in achieving profitability.

        The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds and the success of managements' plan to expand operations. The Company anticipates that the additional financing, if successful as discussed above, will provide the funds it requires for the balance of the year ending January 31, 2004. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Employment Contracts

            Effective January 1, 2003, the Company entered into a three-year employment agreement with Mr. Eugene Terry, Chairman of the Board of Directors. The agreement provides for a base salary of $135,000 to be increased to $150,000 on July 1, 2003 based upon review by the Compensation Committee of the Board of Directors and the continued progress of the Company. The employment agreement further provides for annual salary increases at the discretion of the Board of Directors (limited to 10%) and an annual incentive bonus in an amount up to 100% of Mr. Terry's base salary if the Company achieves agreed upon targets. Additionally, Mr. Terry is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

                              GENDER SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003


Note 9. Commitments and Contingencies (continued):
        -----------------------------------------

         Effective January 1, 2003, the Company entered into a three-year employment agreement with Mr. Arnold Gans, President. The agreement provides for a base salary of $144,000 to be increased to $160,000 on July 1, 2003 based upon review by the Compensation Committee of the Board of Directors and the continued progress of the Company. The employment agreement further provides for annual salary increases at the discretion of the Board of Directors (limited to 10%) and an annual incentive bonus in an amount up to 100% of Mr. Gans' base salary if the Company achieves agreed upon targets. Additionally, Mr. Terry is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

       Effective January 1, 2003, the Company entered into a three-year employment agreement with Mrs. Myra Gans, Executive Vice-President. The agreement provides for a base salary of $99,000 to be increased to $110,000 on July 1, 2003 based upon review by the Compensation Committee of the Board of Directors and the continued progress of the Company. The employment agreement further provides for annual salary increases at the discretion of the Board of Directors (limited to 10%) and an annual incentive bonus in an amount up to 50% of Mrs. Gans' base salary if the Company achieves agreed upon targets. Additionally, Mrs. Gans is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

        In connection with the appointment of Mr. Francis A. Newman as Chief Executive Officer of the Company effective March 1, 2003, the Company entered into a three-year employment agreement with Mr. Newman (see Note 13 - Subsequent Events).

Note 10. Major Customers:
         ---------------

        For the year ended January 31, 2003, one customer was responsible for approximately $988,000 in sales; representing approximately 70% of total sales. For the year ended January 31, 2002, two customers were responsible for approximately $214,300 in sales; representing approximately 44% of sales.

Note 11. Distribution Agreement:
         ----------------------

        On January 30, 2001, the Company entered into a distribution agreement with an entity that owns the exclusive marketing and sales rights to certain products. As part of the agreement, the Company was required to advance approximately $49,000 for marketing and promotional expenses. These advances were to be repaid out of profits during the first six months of the agreement. At January 31, 2001, approximately $45,600 was reflected in Accounts Receivable on the Company's balance sheet.

                              GENDER SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003


Note 11. Distribution Agreement (continued):
         ----------------------------------

         During fiscal 2002, this receivable was written off because minimal activity had occurred under the distribution agreement and no amounts had been repaid to the Company.


Note 12. Quarterly Results of Operations (unaudited):
         -------------------------------------------

         Below is a summary of the quarterly results of operations for each quarter of fiscal 2003 and 2002:


2003                                    First       Second        Third       Fourth
----                                    -----       ------        -----       ------
Sales                                 $318,500     $411,000     $363,800     $333,700
Gross Profit                           147,800      189,800      171,600      153,000
Net Income (loss)                      (40,800)       8,300      (72,800)    (176,200)
Net Income (loss) per common share
                                        ($0.03)       $0.01       ($0.05)      ($0.11)

2002
----
Sales                                  $79,500     $140,800     $101,500     $166,400
Gross Profit                            37,300       60,700       24,400       62,100
Net Income (loss)                     (212,900)    (177,300)    (204,500)    (148,900)
Net Income (loss) per common share      ($0.18)      ($0.15)      ($0.17)      ($0.13)

Note 13. Subsequent Events:
         ------------------

         At a Board of Directors meeting held on January 14, 2003, the annual shareholder meeting was approved to be held on April 22, 2003. At the annual meeting the shareholders will vote on the re-incorporation and change of domicile from New Jersey to Delaware, the name change of the Company to Medical Nutrition, Inc., the change in authorized shares to 25,000,000 (5,000,000 of which shall be preferred stock), and the adoption of the Gender Sciences, Inc. 2003 Omnibus Equity Incentive Plan.

         On March 7, 2003, the Company announced the appointment of Francis A. Newman, as Chief Executive Officer, effective immediately. He replaced Mr. Arnold Gans, Company founder, who remains as President. Mr. Newman received a three-year employment agreement that provides for a base salary of $135,000 to be increased to $150,000 on July 1, 2003 based upon review and the continued progress of the Company. The employment agreement further provides for 1) annual salary increases at the discretion of the Board of Directors (limited to 10%),
2) annual incentive bonus in an amount up to 100% of base salary if the Company achieves agreed upon targets, and 3) 250,000 shares of restricted common stock (which vest 100% on the first anniversary of the agreement). Additionally, Mr.

                              GENDER SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003



Note 13. Subsequent Events (continued):
         -----------------------------

Newman is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

         On February 12, 2003, the Company issued 20,500 shares of common stock to each of two officers of the Company at the market price on the date of sale values at $10,455 each. The cost of the shares was in recognition of their service to the Company.