Form 10QSB
period 2003-04-30
GENDER SCIENCES INC
filed 2003-06-09
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18349
                                   -----------

                           MEDICAL NUTRITION USA, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                               11-3686984
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

               10 WEST FOREST AVENUE, ENGLEWOOD, NEW JERSEY 07631
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (201) 569-1188
               --------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                              GENDER SCIENCES, INC.
                   -------------------------------------------
                   (FORMER NAME, IF CHANGED SINCE LAST REPORT)


                Applicable Only to issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ].

                      APPLICABLE ONLY to CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               1,981,887 shares of Common Stock at April 30, 2003

Transitional Small Business Disclosure Format (check one: Yes [ ] No [X]

                           MEDICAL NUTRITION USA, INC.

                                FORM 10Q - INDEX


                                                                         Page(s)
                                                                         -------

PART I.  FINANCIAL INFORMATION:

Item 1.           Financial Statements

                  Consolidated Balance Sheets at April 30, 2003
                  (unaudited) and January 31, 2003 (audited) ............   3

                  Consolidated Statements of Operations for the Three
                  Month Periods Ended April 30, 2003 and 2002
                  (unaudited) ...........................................   4

                  Consolidated Statements of Cash Flows for the Three
                  Month Periods Ended April 30, 2003 and 2002
                  (unaudited) ...........................................   5

                  Consolidated Statements of Stockholders' Equity for
                  the Three Month Periods Ended April 30,2003
                  (unaudited) ...........................................   6

                  Notes to Condensed Consolidated Financial Statements ..   7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................  12

Item 3.           Controls and Procedures ...............................  15

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings .....................................  15

Item 2.           Changes in Securities and Use of Proceeds .............  15

Item 3.           Defaults Upon Senior Securities .......................  16

Item 4.           Submission of Matters to a Vote of Security Holders ...  16

Item 5.           Other Information .....................................  17

Item 6.           Exhibits and Reports on Form 8-K ......................  17

Signatures ..............................................................  18

Certifications ..........................................................  19

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                   MEDICAL NUTRITION USA, INC.
                                   ---------------------------
                                 (f/k/a/ GENDER SCIENCES, INC.)

                                   CONSOLIDATED BALANCE SHEETS
                                   ---------------------------


                                                                      APRIL 30,      JANUARY 31,
                                                                        2003            2003
                                                                    ------------    ------------
                                     ASSETS
                                     ------
Current assets:
   Cash                                                             $    721,200    $    160,500
   Accounts receivable (net of allowance of -0- at
      April 30, 2003 and January 31, 2003)                                55,900         139,200
   Inventories                                                           158,600          39,800
   Other current assets                                                   12,700          14,100
                                                                    ------------    ------------

      Total current assets                                               948,400         353,600
                                                                    ------------    ------------

Fixed assets, net of accumulated depreciation
   of $110,000 and $108,500, respectively                                 38,600          24,400

Other assets:
   Security deposits                                                      19,800          15,200
   Trademark (net of amortization)                                        14,900          11,800
                                                                    ------------    ------------

                                                                    $  1,021,700    $    405,000
                                                                    ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                            $    392,900    $    269,300
   Customer Deposits                                                     115,800           2,500
   Short term debt                                                        10,000          11,000
   Due to officers and stockholder                                       139,100         441,100
                                                                    ------------    ------------

      Total current liabilities                                          657,800         723,900

   Convertible promissory notes payable                                1,180,000         450,000
   Long Term Debt                                                             --           1,100
                                                                    ------------    ------------
      Total liabilities                                                1,837,800       1,175,000

Stockholders' Equity:

   Preferred Stock, $.001 par value; 5,000,000 shares authorized;
      -0- issued and outstanding at April 30,2003 and
      January 31, 2003
   Common stock, no par value; 20,000,000 shares authorized;
      1,981,887 and 1,564,387 shares issued and outstanding at
      April 30, 2003 and January 31, 2003 respectively                10,235,800       9,752,800


   Accumulated deficit                                               (11,041,500)    (10,512,400)
                                                                    ------------    ------------
                                                                        (805,700)       (759,600)
   Less treasury stock, at cost                                          (10,400)        (10,400)
                                                                    ------------    ------------
   Total stockholders' equity                                           (816,100)       (770,000)
                                                                    ------------    ------------
                                                                    $  1,021,700    $    405,000
                                                                    ============    ============


            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                           ---------------------------
                          (f/k/a GENDER SCIENCES, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                         THREE MONTHS ENDED
                                                              APRIL 30,
                                                         2003           2002
                                                     -----------    -----------

Sales                                                $   236,000    $   318,500
Cost of sales                                            115,600        170,700
                                                     -----------    -----------

Gross profit                                             120,400        147,800
                                                     -----------    -----------

Selling, general and administrative expenses             641,900        172,700
                                                     -----------    -----------

Operating loss                                          (521,500)       (24,900)


Other income (expense):
   Interest income                                           300             --
   Interest expense                                       (7,600)       (15,900)
                                                     -----------    -----------

Total other income (expense)                              (7,900)       (15,900)
                                                     -----------    -----------

Net loss                                             ($  529,100)   ($   40,800)
                                                     ===========    ===========

Per share data:
   Basic and diluted net loss                        ($      .30)   ($      .03)
                                                     ===========    ===========

Weighted average number of shares outstanding          1,765,994      1,226,522
                                                     ===========    ===========


            See notes to condensed consolidated financial statements.

                                MEDICAL NUTRITION USA, INC.
                                ---------------------------
                               (f/k/a GENDER SCIENCES, INC.)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------


                                                                      THREE MONTHS ENDED
                                                                           APRIL 30,
                                                                       2003         2002
                                                                    ---------    ---------
Cash flows from operating activities:
   Net (loss)                                                       ($529,100)   ($ 40,800)
   Adjustments to reconcile net (loss) to net
     cash provided by (used for) operating activities:
       Depreciation and amortization                                    1,500        1,800
       Employee compensation paid with common stock                   205,900           --
       Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable                    83,300      (41,800)
         (Increase) decrease in inventories                          (118,800)        (200)
         (Increase) decrease in prepaid expenses and other assets       1,400       (2,700)
         (Decrease) increase in accounts payable                       99,500        7,100
         (Decrease) increase in customer deposits                     113,300       (2,900)
                                                                    ---------    ---------
         Net cash used for operating activities                      (143,000)     (79,500)
                                                                    ---------    ---------

Cash flows from investing activities:
   Purchase of equipment                                              (15,700)          --
   Payment of trademark costs                                          (3,100)          --
   Payment of security deposits                                        (4,600)          --
                                                                    ---------    ---------

Net cash used for investing activities                                (23,400)          --
                                                                    ---------    ---------

Cash flows from financing activities:
   Sale of convertible notes                                          730,000           --
   Sale of common stock                                                    --      135,000
   Payment of notes payable                                            (2,100)     (16,200)
   Loans from officers and stockholders
   Payment of loans from officers and stockholders                       (800)        (600)
                                                                    ---------    ---------

Net cash provided by financing activities                             727,100      118,200
                                                                    ---------    ---------


Increase in cash                                                      560,700       38,700
Cash at beginning of period                                           160,500        4,500
                                                                    ---------    ---------

Cash at end of period                                               $ 721,200    $  43,200
                                                                    =========    =========


Supplemental information:
   Interest expense paid                                            $   4,900    $   9,800
                                                                    =========    =========


            See notes to condensed consolidated financial statements.

                                       MEDICAL NUTRITION USA, INC.
                                       ---------------------------
                                     (f/k/a/ GENDER SCIENCES, INC.)

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             ----------------------------------------------

                                FOR THE THREE MONTHS ENDED APRIL 30, 2003
                                -----------------------------------------


                                      Common Stock
                               ---------------------------   Accumulated       Treasury          Total
                                  Shares         Amount         Deficit          Stock          Equity
                               ------------   ------------   ------------    ------------    ------------

Balance January 31, 2003          1,564,387   $  9,752,800   $(10,512,400)   $    (10,400)   $   (770,000)

Share issued as payment for:

   Various liabilities              126,500        277,100             --              --         277,100

   Compensation to
   Employees                        291,000        205,900             --              --         205,900


Net (loss) for the three
Months ended April 30, 2003              --             --       (529,100)             --        (529,100)
                               ------------   ------------   ------------    ------------    ------------

Balance April 30, 2003            1,981,887   $ 10,235,800   $(11,041,500)   $    (10,400)   $   (816,100)
                               ============   ============   ============    ============    ============


            See notes to condensed consolidated financial statements

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  APRIL 30,2003
                                  -------------

Note 1.  Basis Of Presentation:
         ---------------------

         The interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of January 31, 2003 included in the Company's Form 10-KSB filed with the SEC.

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

Note 2.  Organization and Business:
         -------------------------

         Medical Nutrition USA, Inc. (Medical Nutrition or the Company) is primarily engaged in the development and distribution of nutritional and health products.

         The Company develops nutrition-medicine products for sale to physicians, dispensing medical clinics, nursing homes and network marketing companies. The Company's products are sold under its own brands and/or under private label or licensing agreements.

Re-incorporation - On April 22, 2003, Gender Sciences, Inc. held its annual shareholder meeting, at which the shareholders approved the re-incorporation of the Company. To implement this, the Company formed a new Delaware corporation, Medical Nutrition USA, Inc., a wholly-owned subsidiary of Gender Sciences, Inc.. Gender Sciences, Inc. merged into Medical Nutrition USA, Inc. pursuant to an Agreement and Plan of Merger. As a result of the merger, Medical Nutrition USA, Inc. was the surviving entity. Pursuant to the merger agreement, each outstanding share of Gender Sciences, Inc.'s common stock automatically converted into one share of common stock of Medical Nutrition USA, Inc. upon the effective date of the merger. Each of Gender Sciences, Inc.'s shareholders owns shares in Medical Nutrition USA, Inc. in the same amount and percentage as they held in Gender Sciences, Inc. immediately before the re-incorporation.

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

Website development costs - During the third quarter of the fiscal year ending January 31, 2002, the Company closed its website and all capitalized costs related to the development of the website were written off. Costs to develop the Company's website, including the cost of developing services offered to visitors of the website, were accounted for under Statement of Position No. 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". Through the third quarter of the year ended January 31, 2001, such costs were incurred during the preliminary project stage and, accordingly, were expensed. Since that time, such costs were capitalized and were amortized over a five-year period.

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

Note 4.  Notes Payable:
         -------------

         The Company borrowed $50,000 from PNC Bank on January 29, 1998. The maturity date of the loan was January 29, 1999, with interest accruing at the rate of 10.25% per annum. During the fiscal year ended January 31, 1999, this loan was converted to a demand note. Principal and interest payments are being made on a monthly basis. At April 30, 2003 and January 31, 2003, the outstanding balance was approximately $10,000 and $12,100, respectively.

Convertible Promissory Notes:
----------------------------

         In November 2002, the Company borrowed $450,000 from two individuals and issued its 8% Convertible Promissory Notes (the 2002 Notes). Subsequent to the loan transaction, one individual became a director of the Company and the other became a director and CEO of the Company. Each of the 2002 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2002 Notes are for a term of three years from the date of issuance. The 2002 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $1.25 per share (restated for the February 7, 2003 one-for-twenty-five reverse stock split). The 2002 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price that is the lower of $1.25 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $1.25, the 2002 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $1.25, the 2002 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants at a ratio of one warrant for each share to be converted. The warrants can be exercised for a three-year period at a price of $1.25 per share. At April 30, 2003, the outstanding balance of the 2002 Notes was $450,000 and the accrued and unpaid interest was approximately $8,800.

         In April 2003, the Company borrowed $730,000 from two officers and affiliated entities of two directors and issued its 8% Convertible Promissory Notes (the 2003 Notes). Each of the 2003 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2003 Notes are for a term of three years from the date of issuance. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price that is the lower of $.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants at a ratio of one warrant for each share to be converted. The warrants can be exercised for a three-year period at a price of $.75 per share. At April 30, 2003, the outstanding balance of the 2003 Notes was $730,000 and the accrued and unpaid interest was approximately $100.

         In May 2003, subsequent to the end of the quarter ended April 30, 2003, the Company borrowed $150,000 from a director and an investor and issued its 8% Convertible Promissory Notes. This was a continuation of the April 2003 transaction. In connection with this transaction, the Company also issued to the investors common stock purchase warrants at a ratio of one warrant for each share to be converted at an exercise price of $0.75, which can be exercised for a three-year period.


Note 5.  Due to Officers and Stockholders:
         --------------------------------

         During the fourth quarter of fiscal 2001, the Company received a loan of $130,000 from an affiliate of the former Chairman of the Board of the Company. During fiscal 2002, additional loans were received from this entity and the balance at January 31, 2003 and 2002 owed to this entity was $245,000. Interest accrued at 10% per year through April 30, 2002 and amounts to approximately $25,500 and $19,300, which is included in accrued expense at January 31, 2003 and 2002, respectively. Effective May 1, 2002, this loan was converted to a one year, non-interest bearing loan. On January 14, 2003, in satisfaction and cancellation of the Company's obligations to the affiliate, the

Company approved the following transaction: (a) on the Conversion Date (as defined below) (i) the entire $245,000 principal amount owing to the affiliate shall be converted into 122,500 shares of the Company's common stock; (ii) the affiliate shall receive a warrant to purchase 5,875 shares of common at an exercise price per share of $0.10; and (iii) the affiliate shall receive a warrant to purchase the number of shares of the Company's common stock as is obtained by dividing the amount of accrued and unpaid interest on the principal from May 1, 2002 (which interest shall accrue at the rate of six percent (6%) per annum) through the Conversion Date by $0.10.; (b) the affiliate shall be granted "piggyback" registration rights with respect to the shares issued upon conversion of the principal and the exercise of the warrants; and (c) if the Conversion Date does not occur, then, (i) beginning on December 18, 2002 interest shall accrue on the principal at the rate of eight percent (8%) per annum, and (ii) the Principal, and all unpaid interest accrued after December 18, 2002 on the Principal, shall be payable in a single installment on November 5, 2005. The "Conversion Date" shall be the first to occur of (a) the date on which the Company's shareholders approve the proposed re-incorporation in Delaware (see Note 2 - Organization and Business), or (b) the date on which the Board of Directors determines the Company has a sufficient number of authorized but un-issued shares of common stock to facilitate the transactions contemplated in connection with the loan. During the period, December 18, 2002 through April 22, 2003, no interest payments were made on the loan. Effective April 22, 2003 the loan was converted to equity and the interest accrued was converted into warrants that are exercisable at $2..50 per share, which may be exercised for three years.

         Arnold and Myra Gans, President and Secretary of the Company, respectively, personally borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability due to them and agreed to a repayment schedule equal to the repayment schedule of their loan. The balance at April 30, 2003 and January 31, 2003, was approximately $139,900 and $139,100, respectively. Also included on the Company's balance sheet as "Due to officers and stockholder" at January 31, 2003 is unpaid payroll for Arnold and Myra Gans of $ 30,800 and $25,400, respectively. All unpaid payroll was paid during the three month period ended April 30, 2003.


Note 6.  Stockholders' Equity
         --------------------

         During the three-month period ended April 30, 2003, the Company issued 291,000 shares of its common stock valued at $205,900 as additional incentive to three of its officers.

         Additionally, during the quarter, the Company issued 126,500 shares of its common stock in satisfaction of $277,100 of liabilities, which were reflected on the balance sheet at January 31, 2003 (see Note 5). In connection with the satisfaction of $245,000 of loans payable, the Company also issued warrants to purchase 11,625 shares of common stock at a price of $.10 per share.

         Further, during the quarter, as consideration for their efforts, four officers of the Company were issued, in the aggregate, options to purchase 500,000 shares of the Company's common stock at $2.00 per share. As of the date of this report, none of the options was exercised.

Note 7.  Income Taxes:
         ------------

         The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carry-forwards due to the uncertainty that future years will provide income to be offset by such available benefits. For the three-month periods ended April 30, 2003 and 2002, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through January 31, 2003, the Company has net operating loss carry forwards of approximately $6,981,200.

Note 8.  Commitments and Contingencies:
         -----------------------------

Government Regulations

        The Company's nutritional and health products are produced by third parties in various plants under applicable government regulations. The Company depends upon its vendors to comply with such regulations. Failure by such vendors to comply with the applicable regulations could result in fines and/or seizure of the food products. Presently, the Company is not a party to any such lawsuits. In addition, it has no commitments to its vendors for the purchase of either raw materials or finished product.


Note 9.  Going Concern
         -------------

         For the three-month period ended April 30, 2003, the Company's sales decreased to $236,000 from $318,500 in the comparable prior year period. In addition, the net loss increased to $529,100 in the three-month period ended April 30, 2003, from $40,800 in the three-month period ended April 30, 2002.

         The Company had positive working capital of $290,600 and negative working capital of ($370,300) at April 30, 2003 and January 31, 2003, respectively. The Company's current ratio was 1.44:1 at April 30, 2003 and 0.49:1 at January 31, 2003. Although the Company's working capital and current ratio have improved, the fact that the Company has continued to sustain losses and requires additional sources of cash to fund its operations continues to create uncertainty about the Company's ability to continue as a going concern (See Note 11).

         Management of the Company has developed a plan to improve cash flow through expanding operations and has raised additional funds through the issuance of debt . During fiscal years 2000 and 2001, management had directed its efforts toward the development of its non-biased gender-based healthcare Internet website. In fiscal 2002, because of the decline in e-commerce, and the determination by the Company that its women's health website and its e-commerce initiative would not be successful, the Company closed its website and is focusing its efforts on its traditional businesses and methods of distribution of its products. Presently, management's efforts and the Company's resources are being directed toward expanded distribution of its Pro-Stat(TM) liquid protein and private label sales to existing customers.

         The Company has raised $880,000 in its current financing round of up to $2,000,000, which is expected to be completed prior to July 15, 2003. The Company believes that it has sufficient liquidity to meet its operating cash requirements for the planned level of operations during the remainder of the fiscal year as long as its current level of sales continues at the same rate or increases. However, the Company may require additional financing if its current level of operations should decline. There can be no assurance that financing will be available, or if available, that it will be on terms acceptable to the Company. If the Company were unable to fund its operating cash flow needs, the Company would be required to curtail its plans to expand operations.

         The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


Note 10. Major Customers:
         ---------------

         For the three months ended April 30, 2003, two customers were responsible for approximately $153,000 of revenue, representing 49% and 16% of the Company's sales, respectively.

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

         Forward-looking statements may include the words "may," "could," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present the Company's estimates and assumptions only as of the date of this report. Except for the Company's ongoing obligation to disclose material information as required by the federal securities laws, the Company does not intend, and undertakes no obligation, to update any forward-looking statements.

         Although the Company believes that the expectations reflected in any of the forward-looking statements are reasonable, actual results could differ materially from those projected or assumed or any of the Company's forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.


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

Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

         Sales for the three months ended April 30, 2003 were $236,000 as compared with $318,500 for the three months ended April 30, 2002, a decrease of 26%. This decrease in sales was primarily attributable to the shipping delay of an order in the amount of $152,000, which was shipped in the beginning of May, 2003.

         Cost of sales for the three months ended April 30, 2003 were $115,600, or 49% of sales, as compared with $170,700 for the three months ended April 30, 2002, or 54% of sales. This decrease in cost of sales was primarily attributable to lower sales in the current period, improved margins on some products and increased sales of our Pro-Stat(TM) product, resulting in an increase in gross profit percentage from 46% to 51%.

         Selling, general and administrative expenses for the three months ended April 30, 2003, increased by $469,200 to $641,900, from $172,700 for the prior year comparable quarter. The increase is primarily attributable to non-cash charges of $205,900 for grants of 250,000 shares of common stock to Frank Newman, Chief Executive Officer, and 20,500 shares of common stock each to Arnold Gans, President and Chief Financial Officer, and Myra Gans, Executive Vice President; increased salary expense of approximately $94,000 for additional personnel; increases in legal and professional fees of $86,000 (primarily due to the company's re-incorporation, re-capitalization and financing activities); increases in selling expenses of $67,000 (primarily due to costs related to preparations for the national roll-out of Pro-Stat(TM) and CraveEnder(TM)), and increases in insurance costs of $13,000 (primarily due to higher rates for Directors and Officers liability coverage).

         Interest expense was $7,900 and interest income was $300 for the three months ended April 30, 2003, as compared to interest expense of $15,900 and no interest income during the comparable prior period. The decrease in interest expense was primarily due to the conversion of a $245,000 loan, bearing interest at 10%, into common stock and warrants of the company. The loan was received from an entity associated with the former Chairman of the Board.

         For the three months ended April 30, 2003, the Company incurred an operating loss of $521,500 as compared to an operating loss of $24,900 for the three months ended April 30, 2002. This increase in loss was primarily due to the lower sales volume, which reduced gross profit by approximately $27,400, and increases in selling, general and administrative costs of $469,200

         The Company incurred a net loss for the three months ended April 30, 2003 of $529,100 or ($0.30) per share compared to a net loss for the three months ended April 30, 2002 of $40,800 or ($0.03) per share.


Liquidity and Capital Resources
-------------------------------

         Effective as of the close of business on February 7, 2003, the Company implemented a 1-for-25 reverse split of the Company's outstanding shares of common stock. The effect of the reverse stock split was to reduce the number of the Company's outstanding shares of common stock from 39,109,680 to 1,564,387. The reverse stock split also affected options, warrants and other securities convertible into or exchangeable for shares of the Company's common stock that were issued and outstanding immediately prior to the effective time of the reverse stock split. All amounts reflected in this report and in the financial statements included as part of this report have been restated to give effect to the reverse stock split.

         At April 30, 2003, the Company had cash of $721,200 as compared to cash of $160,500 on January 31, 2003. During the quarter, cash used by operations was $143,000 compared to $79,500 for the comparable prior year quarter.

          During the quarter ended April 30, 2003, the Company recognized the following significant non-cash transactions: compensation expense of $205,900 and the liquidation of liabilities of $277,100, both of which were paid through the issuance of the Company's common stock.

         During the fourth quarter of fiscal 2001, the Company received a loan of $130,000 from Unity Venture Capital Associates Ltd., an affiliate of Lawrence Burstein, Director and former Chairman of the Board of the Company. During fiscal 2002, additional loans were received from this entity and the balance at January 31, 2003 and 2002 owed to this entity was $245,000. Interest accrued at 10% per year through April 30, 2002 and amounts to approximately $25,500 and $19,300, which is included in accrued expense at January 31, 2003 and 2002, respectively. Effective May 1, 2002, this loan was converted to a one year, non-interest bearing loan. On January 14, 2003, in satisfaction and cancellation of the Company's obligations to the affiliate, the Company approved the following transaction: (a) on the Conversion Date (as defined below) (i) the entire $245,000 principal amount owing to the affiliate shall be converted into 122,500 shares of the Company's common stock; (ii) the affiliate shall receive a warrant to purchase 5,875 shares of common at an exercise price per share of $0.10; and (iii) the affiliate shall receive a warrant to purchase the number of shares of the Company's common stock as is obtained by dividing the amount of accrued and unpaid interest on the principal from May 1, 2002 (which interest shall accrue at the rate of six percent (6%) per annum) through the Conversion Date by $0.10.; (b) the affiliate shall be granted "piggyback" registration rights with respect to the shares issued upon conversion of the principal and the exercise of the warrants; and (c) if the Conversion Date does not occur, then, (i) beginning on December 18, 2002 interest shall accrue on the principal at the rate of eight percent (8%) per annum, and (ii) the Principal, and all unpaid interest accrued after December 18, 2002 on the Principal, shall be payable in a single installment on November 5, 2005. The "Conversion Date" shall be the first to occur of (a) the date on which the Company's shareholders approve the proposed re-incorporation in Delaware (see Note 2 - Organization and Business), or (b) the date on which the Board of Directors determines the Company has a sufficient number of authorized but unissued shares of common stock to facilitate the transactions contemplated in connection with the Loan. Effective April 22, 2003 the loan was converted to equity and the interest accrued was converted into warrants. (See Note 5).

         In November 2001, Arnold and Myra Gans borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability to Arnold and Myra Gans and agreed to a repayment schedule equal to the repayment schedule of the loan. The balance at April 30, 2003, is approximately $139,100 (see Note 5 to the Consolidated Financial Statements).

         In April through June 2002, the Company raised $195,000 ($190,000 net to the Company after offering expenses) in connection with the sale of 9,750,000, (pre 1 for 25 reverse stock split), shares of common stock at $0.50 per share. In November 2002, the Company borrowed $450,000 from two individuals and issued its 8% Convertible Promissory Notes (the "2002 Notes"). Each of the Notes evidencing the loans is substantially the same, other than the principal amount thereof. The Notes are for a term of three years from the date of issuance. The Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $1.25 per share. The Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $1.25 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $1.25, the Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $1.25, the Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants (see Note 4 to the Consolidated Financial Statements). At January 31, 2003, the outstanding balance of the Notes was $450,000 and the accrued and unpaid interest was approximately $8,800. The two individuals became directors in connection with their investment and one investor became Chief Executive Officer in March 2003.

         From April to May 2003, the company borrowed an additional $880,000 from six individuals and issued its 8% Convertible Promissory Notes (the "2003 Notes"). Each of the Notes evidencing the loans is substantially the same, other than the principal amount thereof. The Notes are for a term of three years from the date of issuance. The Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants (see Note 4 to the Consolidated Financial Statements). At May 31, 2003 the outstanding balance of the Notes was $880,000 and the accrued and unpaid interest was approximately $5,800.

         The Company has raised $880,000 in its current financing round of up to $2,000,000, which is expected to be completed prior to July 15, 2003. The Company believes that it has sufficient liquidity to meet its operating cash requirements for the planned level of operations during the remainder of the fiscal year as long as its current level of sales continues at the same rate or increases. The Company's future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales.

         The Company may require additional financing if its current level of operations should decline. There can be no assurance that financing will be available, or if available, that it will be on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs, the Company would be required to curtail its plans to expand operations.

         If the Company raises additional funds through the issuance of equity securities or preferred stock, the percentage ownership of its then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of its common stock. If the Company raises additional funds through the issuance of additional debt securities, these new securities could have certain rights, preferences and privileges senior to those of the holders of its common stock, and the terms of these debt securities could impose restrictions on its operations.

ITEM 3.  Controls And Procedures

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




                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None.

ITEM 2.  Changes in Securities and Use of Proceeds

(a) Unregistered shares of Common Stock, no par value, issued in the three-month period ended April 30, 2003 were as follows:

                                 No.
Date            Purchaser     of Shares             Consideration             Exemption
----            ---------     ---------             -------------             ---------

2/1-4/30/03     Employees      291,000      Employees accepted payment          4(2)
                                            of compensation in common
                                            stock in lieu of cash payment
                                            of $205,900.

2/1-4/30/03     Private        122,500      Satisfaction of indebtedness        4(2)
                Holder                      of  $274,100 to a shareholder/
                                            affiliated party.

2/1-4/30/03     Private          4,000      Payment of various expenses         4(2)
                Holder                      of $3,000.

(b) During the three-month period ended April 30, 2003, the Company issued options to purchase shares of the Company's Common Stock as listed below.

                                 No.          Exercise
Date         Grantees        of Options         Price        Expiration
----         --------        ----------         -----        ----------

3/6/03       Officers/         500,000          $2.00          10 yrs.
             Directors


ITEM 3.  Defaults Upon Senior Securities

         None.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on April 22, 2003. The following resolutions were proposed and the vote tally was set forth next to each resolution:

(1) The foregoing nominees for election to the Board of Directors received the number of votes for their election set forth opposite their respective names:

                            FOR           WITHHELD
 NOMINEES                ELECTION         AUTHORITY        AGAINST
-----------------        ---------        ---------        -------
Eugene Terry             1,333,569           420
Lawrence Burstein        1,333,569           420
Arnold M. Gans           1,333,569           420
Myra Gans                1,333,569           420
Andrew Horowitz          1,333,569           420
Francis A. Newman        1,333,569           420
Richard Ullman           1,333,569           420

(2) Proposal 2 asked for approval of the change of the Company's state of incorporation from New Jersey to Delaware. The following number of shares were voted by proxy or by ballot, for and against the change of the Company's state of incorporation from New Jersey to Delaware.

     For: 1,333,569               Against: 420                Abstain: -0-

(3) Proposal 3 asked for approval of the change of the Company's name from Gender Sciences, Inc. to Medical Nutrition USA, Inc. The following number of shares were voted by proxy or by ballot, for and against the change of the Company's name from Gender Sciences, Inc. to Medical Nutrition USA, Inc.

     For: 1,027,543               Against: 400                Abstain: 305,626

(4) Proposal 4 asked for approval of the recapitalization of the Company, pursuant to which the Company will have 25,000,000 authorized shares, 20,000,000 of which will be common stock and 5,000,000 of which will be preferred stock. The following number of shares were voted by proxy or by ballot, for and against the recapitalization of the Company, pursuant to which the Company will have 25,000,000 authorized shares, 20,000,000 of which will be common stock and 5,000,000 of which will be preferred stock.

     For: 1,023,434               Against: 4509               Abstain: 305,626

(5) Proposal 5 asked for approval of the Company's 2003 Omnibus Equity Incentive Plan. The following number of shares were voted by proxy or by ballot, for and against the ratification of the Company's 2003 Omnibus Equity Incentive Plan.

     For: 1,026,323               Against: 1620               Abstain: 305,626

(6) Proposal 6 sought ratification of the appointment of Goldstein & Ganz P.C. as independent auditors of the Company for the 2004 fiscal year. The following number of shares were voted by proxy or by ballot for and against the ratification of the appointment of the auditors for the year ended January 31, 2004.

     For: 1,333,569               Against: 420                Abstain: -0-


ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
              99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

         (b)  Reports on Form 8-K

                       1. On February 5, 2003, the Company filed Amendment No. 1 to a Form 8-K originally filed on December 31, 2002, with respect to the decision not to change the Company's fiscal year.

                       2. On February 7, 2003, the Company filed a Form 8-K, with respect to the reverse stock split of the Company's common stock.

                       3. On March 7, 2003, the Company filed a Form 8-K, with respect to the appointment of Francis A. Newman as the Company's Chief Executive Officer.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MEDICAL NUTRITION USA, INC.



Dated June 9, 2002                     By: /s/ FRANCIS A. NEWMAN
                                           -------------------------------------
                                           Francis A. Newman
                                           Chief  Executive Officer

                                 CERTIFICATIONS

I, Francis A. Newman, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Medical Nutrition USA, Inc;

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


June 9, 2003                           /s/ FRANCIS A. NEWMAN
                                       ------------------------------
                                       Francis A. Newman
                                       Chief Executive Officer

I, Arnold Gans, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Medical Nutrition USA, Inc;

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


June 9, 2003                           /s/ ARNOLD GANS
                                       -------------------------------------
                                       Arnold Gans
                                       President and Chief Financial Officer