Form 10QSB
period 2003-07-31
MEDICAL NUTRITION INC
filed 2003-09-11
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JULY 31, 2003

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

               2,783,792 shares of Common Stock at August 31, 2003

Transitional Small Business Disclosure Format (check one: Yes [ ]  No [X]

                           MEDICAL NUTRITION USA, INC.

                                FORM 10Q - INDEX


                                                                         Page(s)
                                                                         -------

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets at July 31, 2003 (unaudited)
         and January 31, 2003 (audited)                                      3

         Consolidated Statements of Operations for the Three and Six
         Month Periods Ended July 31, 2003 and 2002 (unaudited)              4

         Consolidated Statements of Cash Flows for the Six
         Month Period Ended July 31, 2003 and 2002 (unaudited)               5

         Consolidated Statements of Stockholders' Equity for the Six
         Month Period Ended July 31,2003 (unaudited)                         6

         Notes to Condensed Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          12

Item 3.  Controls and Procedures                                            15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 2.  Changes in Securities and Use of Proceeds                          16

Item 3.  Defaults Upon Senior Securities                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 5.  Other Information                                                  17

Item 6.  Exhibits and Reports on Form 8-K                                   18

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                           MEDICAL NUTRITION USA, INC.
                           ---------------------------
                         (f/k/a/ GENDER SCIENCES, INC.)
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                        JULY 31,       JANUARY 31,
                                                                          2003            2003
                                                                      ------------    ------------
                                     ASSETS
                                     ------
Current assets:
     Cash                                                             $  1,456,400    $    160,500
     Accounts receivable (net of allowance of -0- at
         July 31, 2003 and January 31, 2003)                               105,800         139,200
     Inventories                                                           125,400          39,800
     Other current assets                                                  105,700          14,100
                                                                      ------------    ------------

         Total current assets                                            1,793,300         353,600
                                                                      ------------    ------------

Fixed assets, net of accumulated depreciation
     of $111,600 and $108,500, respectively                                 42,100          24,400

Other assets:
     Other investments                                                     125,000              --
     Security deposits                                                      19,800          15,200
     Trademarks (net of amortization)                                       15,400          11,800
                                                                      ------------    ------------

                                                                      $  1,995,600    $    405,000
                                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                            $    182,100    $    269,300
       Customer deposits                                                     4,200           2,500
     Short term debt                                                        47,200          11,000
     Due to officers and stockholder                                       122,700         441,100
                                                                      ------------    ------------

         Total current liabilities                                         356,200         723,900

       Convertible promissory notes payable                              1,997,500         450,000
       Long Term Debt                                                           --           1,100
                                                                      ------------    ------------
         Total liabilities                                               2,353,700       1,175,000

Stockholders' Equity:

     Preferred Stock, $.001 par value; 5,000,000 shares authorized;
       none issued and outstanding at July 31,2003 and
       January 31, 2003                                                         --              --
     Common stock, no par value; 20,000,000 shares authorized;
       2,783,792 and 1,564,387 shares issued and outstanding at
       July 31, 2003 and January 31, 2003, respectively                 10,837,200       9,752,800

     Accumulated deficit                                               (11,184,900)    (10,512,400)
                                                                      ------------    ------------
                                                                          (347,700)       (759,600)
     Less treasury stock, at cost                                          (10,400)        (10,400)
                                                                      ------------    ------------
       Total stockholders' equity                                         (358,100)       (770,000)
                                                                      ------------    ------------
                                                                      $  1,995,600    $    405,000
                                                                      ============    ============

            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                           ---------------------------
                         (f/k/a/ GENDER SCIENCES, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                    SIX MONTHS ENDED               THREE MONTHS ENDED
                                                         JULY 31,                       JULY 31,
                                                --------------------------    --------------------------
                                                   2003           2002           2003           2002
                                                -----------    -----------    -----------    -----------
Sales                                           $   856,700    $   729,500    $   620,700    $   411,000
Cost of sales                                       432,400        391,900        316,800        221,200
                                                -----------    -----------    -----------    -----------

Gross profit                                        424,300        337,600        303,900        189,800
                                                -----------    -----------    -----------    -----------

Selling, general and administrative expenses      1,049,800        343,600        409,400        172,700
Depreciation and amortization costs                   3,000          3,600          1,500          1,800
                                                -----------    -----------    -----------    -----------

Total expense                                     1,052,800        347,200        410,900        174,500
                                                -----------    -----------    -----------    -----------

Net income (loss) before other income
    and other expense                              (628,500)        (9,600)      (107,000)        15,300


Other income (expense):
     Interest income                                  3,100             --          2,800             --
     Interest expense                               (47,100)       (22,900)       (39,200)        (7,000)
                                                -----------    -----------    -----------    -----------

Total other income (expense), net                   (44,000)       (22,900)       (36,400)        (7,000)
                                                -----------    -----------    -----------    -----------

Net income (loss)                               ($  672,500)   ($   32,500)   ($  143,400)   $     8,300
                                                ===========    ===========    ===========    ===========

Per share data:
     Basic and diluted net income (loss)        ($      .36)   ($      .02)   ($      .07)   $       .01
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding     1,875,730      1,377,978      1,981,887      1,524,496
                                                ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                           ---------------------------
                          (f/k/a GENDER SCIENCES, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                          SIX MONTHS ENDED
                                                                               JULY 31,
                                                                      --------------------------
                                                                         2003           2002
                                                                      -----------    -----------
Cash flows from operating activities:
     Net (loss)                                                       ($  672,500)   ($   32,500)
     Adjustments to reconcile net (loss) to net
       cash provided by (used for) operating activities:
         Depreciation and amortization                                      3,000          3,600
         Employee compensation paid with common stock                     205,900             --
         Change in operating assets and liabilities:
           (Increase) decrease in accounts receivable                      33,400         64,200
           (Increase) decrease in inventories                             (85,600)        (4,800)
           (Increase) decrease in prepaid expenses and other assets       (91,600)       (25,800)
           (Decrease) increase in accounts payable                        (28,700)       (54,200)
           (Decrease) increase in customer deposits                         1,700             --
                                                                      -----------    -----------

     Net cash used for operating activities                              (634,400)       (49,500)
                                                                      -----------    -----------
Cash flows from investing activities:
     Purchase of equipment                                                (20,800)        (2,200)
     Payment of trademark costs                                            (3,600)            --
     Payment of security deposits                                          (4,600)            --
                                                                      -----------    -----------

     Net cash used for investing activities                               (29,000)        (2,200)
                                                                      -----------    -----------

Cash flows from financing activities:
     Net proceeds from sale of common stock                                    --        190,000
     Proceeds from notes payable                                           48,100         22,000
     Proceeds from sale of convertible promissory notes                 1,997,500             --
     Payment of notes payable                                             (13,000)       (50,300)
     Payment of loans from officers and stockholders                      (73,300)          (900)
                                                                      -----------    -----------

     Net cash provided by financing activities                          1,959,300        160,800
                                                                      -----------    -----------

Increase in cash                                                        1,295,900        109,100
Cash at beginning of period                                               160,500          4,500
                                                                      -----------    -----------

Cash at end of period                                                 $ 1,456,400    $   113,600
                                                                      ===========    ===========

Supplemental information:
     Interest paid                                                    $     8,900    $    16,800
                                                                      ===========    ===========
     Taxes paid                                                       $     2,400    $       670
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

                           MEDICAL NUTRITION USA, INC.
                           ---------------------------
                         (f/k/a/ GENDER SCIENCES, INC.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                     FOR THE SIX MONTHS ENDED JULY 31, 2003
                     --------------------------------------

                                                   Common Stock
                                            ---------------------------   Accumulated       Treasury         Total
                                               Shares         Amount        Deficit          Stock           Equity
                                            ------------   ------------   ------------    ------------    ------------
Balance at January 31, 2003                    1,564,387   $  9,752,800   $(10,512,400)   $    (10,400)   $   (770,000)

Share issued as payment for:

     Various liabilities                         761,739        753,500             --              --         753,500

     Compensation to employees                   291,000        205,900             --              --         205,900

     Acquisition of investment
        in Organic Corporation of America        166,666        125,000             --              --         125,000

Net (loss) for the six
    months ended July 31, 2003                        --             --       (672,500)             --        (672,500)
                                            ------------   ------------   ------------    ------------    ------------

Balance at July 31, 2003                       2,783,792   $ 10,837,200   $(11,184,900)   $    (10,400)   $   (358,100)
                                            ============   ============   ============    ============    ============

            See notes to condensed consolidated financial statements

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  JULY 31,2003
                                  ------------

Note 1.  Basis Of Presentation:
         ---------------------

         The interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of January 31, 2003 included in the Company's Form 10-KSB filed with the SEC.

         In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Recapitalization - Effective as of the close of business on February 7, 2003, the Company implemented a 1-for-25 reverse split of the Company's outstanding shares of common stock. The effect of the reverse stock split was to reduce the outstanding shares from 39,109,680 to 1,564,387. The reverse stock split also affected options, warrants and other securities convertible into or exchangeable for shares of the Company's common stock that were issued and outstanding immediately prior to the effective time of the stock combination. All amounts reflected in the July 31, 2003 financial statements give effect to the reverse stock split.

Reclassifications - Certain amounts in the 2002 financial statements were reclassified to conform to the 2003 presentation.

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

Re-incorporation - On April 22, 2003, the Company held its annual shareholder meeting, at which the shareholders approved the re-incorporation of the Company. To implement this, the Company formed a new Delaware corporation, Medical Nutrition USA, Inc., a wholly-owned subsidiary of the Company, which was then named Gender Sciences, Inc. The Company merged into Medical Nutrition USA, Inc. pursuant to an Agreement and Plan of Merger. As a result of the merger, Medical Nutrition USA, Inc. was the surviving entity. Pursuant to the merger agreement, each outstanding share of the Company's common stock automatically converted into one share of common stock of Medical Nutrition USA, Inc. upon the effective date of the merger. Each of the Company's shareholders owns shares in Medical Nutrition USA, Inc. in the same amount and percentage as they held the Company immediately before the reincorporation.

Note 3. Significant Accounting Policies:
        -------------------------------

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries after elimination of inter-company accounts and transactions for ongoing activities.

Concentration of Credit Risk - The Company maintains its cash in several bank accounts at one high credit quality financial institution. The balances, at times, may exceed federally insured limits. At July 31, 2003, the Company had approximately $1.3 million in excess of FDIC insured limits.

The financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable. Due to the current nature of the Company's accounts receivable and historically, the Company's minimal write-offs, the Company does not believe it is necessary to record an allowance for doubtful accounts.

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

Revenue recognition - The Company follows the guidance in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 states that revenue should be recognized when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured. Revenue from product sales is recognized upon shipment of products to customers.

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

Use of estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 4 - Investment in Organics Corporation of America:
         ---------------------------------------------

On July 31, 2003, the Company entered into an agreement with Organics Corporation of America to purchase 5% of their issued and outstanding capital stock for aggregate consideration of $125,000. In turn Organics Corporation of America agreed to purchase 166,666 shares of the Company's common stock at a purchase price of $0.75 per share for aggregate consideration of $125,000. In addition, Organics Corporation of America agreed to assist the Company to (a) continue to develop and improve products of the Company that have been developed or are in the process of being developed and improved as of July 31, 2003; and
(b) design, develop, implement, and provide merchantable and marketable products; and (c) maintain the confidentiality of all proprietary product technology (see Note 9 - "Commitments and Contingencies").

Note 5.  Notes Payable:
         -------------

         The Company borrowed $50,000 from PNC Bank on January 29, 1998. The maturity date of the loan was January 29, 1999, with interest accruing at the rate of 10.25% per annum. During the fiscal year ended January 31, 1999, this loan was converted to a demand note. Principal and interest payments are being made on a monthly basis. At July 31, 2003 and January 31, 2003, the outstanding balance was approximately $7,100 and $12,100, respectively.

Convertible Promissory Notes:
-----------------------------

2002 Notes
----------

         In November 2002, the Company borrowed $450,000 from two individuals and issued its 8% Convertible Promissory Notes (the "2002 Notes"). Subsequent to the loan transaction, one individual became a director of the Company and the other became a director and CEO of the Company. Each of the 2002 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2002 Notes are for a term of three years. The 2002 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $1.25 per share. The 2002 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price that is the lower of $1.25 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $1.25, the 2002 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $1.25, the 2002 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants at a ratio of one warrant for each share to be converted. The warrants can be exercised for a three-year period at a price of $1.25 per share. In connection with the issuance by the Company of its 2003 Notes and common stock purchase warrants (see below), the conversion rate of the 2002 Notes and the exercise price of the related common stock purchase warrants was changed to $0.75 per share. On July 31, 2003, the outstanding balance of the $450,000 and the accrued interest of $26,400 were converted into 635,239 shares of common stock of the Company. (See Note 7 - "Stockholders' Equity").

2003 Notes

         From April 29, 2003 to July 31, 2003, the Company borrowed an aggregate $1,997,500 and issued its 8% Convertible Promissory Notes (the "2003 Notes"). Of the $1,997,500 borrowed, $1,342,500 was borrowed from eight affiliated parties who are officers, directors or entities affiliated with directors of the Company. The balance of $655,000 was borrowed from unaffiliated parties. Each of the 2003 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price that is the lower of $.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants for each share to be converted. The warrants can be exercised for a three-year period at a price of $.75 per share. At July 31, 2003, the outstanding balance of the 2003 Notes was $1,997,500 and the accrued and unpaid interest was approximately $20,000.


Note 6.  Due to Officers and Stockholders:
         ---------------------------------

         During fiscal 2001 and 2002, the Company received various loans from an affiliate of the former Chairman of the Board of the Company. At January 31, 2003 and 2002 the balance owed to this entity was $245,000. Interest accrued at 10% per year through April 30, 2002 and amounted to approximately $29,100, which is included in accrued expense at January 31, 2003. Effective May 1, 2002, this loan was converted to a one year, non-interest bearing loan. On January 14, 2003, in satisfaction and cancellation of the Company's obligations to the affiliate, the Company approved the following transaction: (a) in connection with the re-incorporation of the Company approved by the Company's shareholders on April 23, 2003, (i) the entire $245,000 principal amount owing to the affiliate was converted into 122,500 shares of the Company's common stock; (ii) the affiliate received a warrant to purchase 5,875 shares of common stock at an exercise price of $2.50 per share; and (iii) the affiliate received a warrant to purchase 5,750 shares of the Company's common stock at an exercise price of $2.50 per share; and (b) the affiliate was granted "piggyback" registration rights with respect to the shares issued upon conversion of the principal and the exercise of the warrants. Effective April 22, 2003, upon shareholder approval of the Company's reincorporation in Delaware, the loan was converted into 122,500 shares of common stock and accrued interest on the loan was converted into 11,625 warrants. No payments were made during that period.

         In November, 2001, Arnold and Myra Gans, President and Secretary of the Company, respectively, personally borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability due to them and agreed to a repayment schedule equal to the repayment schedule of their loan. The balance at July 31, 2003 and January 31, 2003, was approximately $122,700 and $139,100, respectively. Also included on the Company's balance sheet as "Due to officers and stockholder" at January 31, 2003 is unpaid payroll for Arnold and Myra Gans of $30,800 and $25,400, respectively. All unpaid payroll was paid during the first quarter ended April 30, 2003.

Note 7.  Stockholders' Equity
         --------------------

         During the six months ended July 31, 2003, the Company issued 291,000 shares of its common stock valued at $205,900 for the payment of incentive compensation to three of its officers. As further consideration for their efforts, four officers of the Company were issued, in the aggregate, options to purchase 500,000 shares of the Company's common stock at $2.00 per share and two employees were issued, in the aggregate, options to purchase 80,000 shares of the Company's common stock at $1.20 per share. As of the date of this report, none of the options was exercised.

         Additionally, during the six months ended July 31, 2003, the Company issued 126,500 shares of its common stock in satisfaction of $248,000 of liabilities, which were reflected on the balance sheet at January 31, 2003 (see
Note 6). In connection with the satisfaction of $245,000 of such liabilities, the Company also issued warrants to purchase 11,625 shares of common stock at a price of $2.50 per share as consideration for accrued interest of $29,100. As of the date of this report, none of the warrants was exercised.

         In connection with a subscription agreement to purchase 5% of Organics Corporation of America (see Note 4), the Company issued 166,666 shares of its common stock valued at $125,000.

         On July 31, 2003 the Company issued 635,239 shares of stock in connection with the conversion of $450,000 of the 2002 Notes and $26,400 of accrued interest thereon (see Note 5 - "Convertible Promissory Notes - 2002 Notes").

         In connection with the 2003 Notes (see Note 5 - "Convertible Promissory Notes - 2003 Notes"), the Company issued 2,663,331 options, with a term of three years, to purchase the Company's common stock at $0.75 per share. As of the date of this report, none of the options was exercised.

Note 8.  Income Taxes:
         ------------

         The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carry-forwards due to the uncertainty that future years will provide income to be offset by such available benefits. For the six-month periods ended July 31, 2003 and 2002, no provision was made for Federal and state income taxes due to the losses incurred during these periods.

         As a result of losses incurred through January 31, 2003, the Company has net operating loss carry forward of approximately $6,981,200.


Note 9.  Commitments and Contingencies:
         -----------------------------

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

Product Development and Supply Agreement

         On July 31, 2003, the Company entered into a ten-year product development and supply agreement with Organics Corporation of America. Organics Corporation of America has agreed to assist the Company to continue to develop and improve products that have been developed or are in the process of being developed and improved; design, develop, implement, and provide merchantable and marketable products; and maintain the confidentiality of all proprietary product technology. Under the agreement, in consideration for Organics Corporation of America's performance, the Company shall make payment to them for all invoices submitted for products and services performed, at costs to which both parties have agreed upon. In connection with this transaction, the Company and Organics Corporation of America purchased shares of each other's common stock. (See Note 4 - "Investment in Organics Corporation of America").


Note 10. Going Concern
         -------------

         For the six months ended July 31, 2003, the Company's sales increased to $856,700 from $729,500 in the comparable prior year period. In addition, the net loss increased to $672,500 in the six-month period ended July 31, 2003, from $32,500 in the six-month period ended July 31, 2002.

         The Company had positive working capital of $1,437,100 and negative working capital of ($370,300) at July 31, 2003 and January 31, 2003, respectively. The Company's current ratio was 5.03:1 at July 31, 2003 and 0.49:1 at January 31, 2003. Although the Company's working capital and current ratio have improved, the fact that the Company has continued to sustain losses and requires additional sources of financing to fund its operations continues to create uncertainty about the Company's ability to continue as a going concern.

         Management of the Company has developed a plan to improve cash flow through expanding operations and has raised additional funds through the issuance of debt (See Note 5 and Note 12). During fiscal years 2000 and 2001, management had directed its efforts toward the development of its non-biased gender-based healthcare Internet website. In fiscal 2002, because of the decline in e-commerce, and the determination by the Company that its women's health website and its e-commerce initiative would not be successful, the Company closed its website and began focusing its efforts on its traditional businesses and methods of distribution of its products. Presently, management's efforts and the Company's resources are being directed toward expanded distribution of its Pro-Stat(TM) liquid protein into the long-term care and dialysis center markets, and private label sales to existing customers.

         The Company raised $3,127,500 in its most recent round of financing ($1,997,500 received prior to July 31, 2003 and $1,130,000 received in August
2003). The Company believes that it has sufficient liquidity to meet its operating cash requirements for the planned level of operations through the next fiscal year as long as its current level of sales continues at the same rate or increases. However, the Company may require additional financing if its current level of operations should decline. There can be no assurance that financing will be available, or if available, that it will be on terms acceptable to the Company. If the Company were unable to fund its operating cash flow needs, the Company would be required to curtail its plans to expand operations.

         The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 11. Major Customers:
         ---------------

         For the six months ended July 31, 2003, one customer was responsible for approximately $575,100 of revenue, representing 67% of the Company's sales.

Note 12. Subsequent Events:
         -----------------

         In August 2003, subsequent to the end of the quarter ended July 31, 2003, the Company borrowed $1,130,000 and issued its 2003 Notes (see Note 5 - "Convertible Promissory Notes - 2003 Notes"). In connection with this transaction, the Company also issued to the investors common stock purchase warrants, which can be exercised for a three-year period, for each share to be purchased at an exercise price of $0.75 per share.

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

Results of Operations
---------------------

         The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report.

         In the past, the Company's quarterly operating results have fluctuated significantly, with the fourth quarter traditionally being the softest. Because the Company is in the process of implementing its new business strategy, seasonality of the Company's business and other factors, which may contribute to fluctuations in quarterly operating results, are not yet known.

Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002

         Sales for the three months ended July 31, 2003 were $620,700 as compared with $411,000 for the three months ended July 31, 2002, an increase of 51%. This increase was primarily attributable to a major customer whose sales were approximately $459,100.

         Cost of sales for the three months ended July 31, 2003 were $316,800, or 51% of sales, as compared with $221,200 for the three months ended July 31, 2002, or 54% of sales. This increase in cost of sales was attributable to the increase in sales in the current period. Gross profit percentage increased from 46% to 49% for the three months ended July 31, 2003 compared to the three months ended July 31, 2002.

         Selling, general and administrative expenses for the three months ended July 31, 2003, increased by $236,700 to $409,400, from $172,700 for the prior year comparable quarter. The increase is primarily attributable to increased salary expense of approximately $75,000 for additional personnel; increases in selling expenses of $110,000 (primarily due to costs related to preparations for the national roll-out of Pro-Stat(TM) into the long-term care and dialysis center markets, and CraveEnder(TM)), increase in travel and entertainment expense of approximately $11,000 and increases in insurance costs of $10,000 (primarily due to higher rates for directors and officers liability coverage). Selling, general and administrative expenses for the three months ended July 31, 2003 consisted of personnel costs of $157,300; selling and marketing expenses of $127,800; and other operating costs of $124,300.

         Interest expense was $39,200 for the three months ended July 31, 2003 and interest income was $2,800 for the three months ended July 31, 2003, as compared to interest expense of $7,000 and no interest income during the comparable prior period. The increase in interest expense was primarily due to the issuance of the 2002 and 2003 Notes.

         For the three months ended July 31, 2003, the Company incurred an operating loss of $107,000 as compared to operating income of $15,300 for the three months ended July 31, 2002. This increase in loss was primarily due to increased selling, general and administrative expenses.

         The Company incurred a net loss for the three months ended July 31, 2003 of $143,400 or ($0.07) per share compared to net income for the three months ended July 31, 2002 of $8,300 or $0.01 per share.

Six Months Ended July 31, 2003 Compared to Six Months Ended July 31, 2002

         Sales for the six months ended July 31, 2003 were $856,700 as compared with $729,500 for the six months ended July 31, 2002, an increase of 17%. This increase in sales was primarily attributable to an increase in sales from both a major customer and a rise in Pro-Stat(TM) sales.

         Cost of sales for the six months ended July 31, 2003 were $432,400, or 50% of sales, as compared with $391,900 for the six months ended July 31, 2002, or 54% of sales. This increase in cost of sales was primarily attributable to an increase in sales in the current period, and the product mix resulted in an increase in gross profit percentage from 46% to 50%.

         Selling, general and administrative expenses for the six months ended July 31, 2003, increased by $706,200 to $1,049,800, from $343,600 for the six months ended July 31, 2002. The increase is primarily attributable to non-cash charges of $205,900 for grants of 250,000 shares of common stock to Frank Newman, Chief Executive Officer, and 20,500 shares of common stock each to Arnold Gans, President and Chief Financial Officer, and Myra Gans, Executive Vice President; and increased salaries, professional fees and other operating expenses. Selling, general and administrative expenses, exclusive of non-cash charges of $205,900, for the current period consisted of personnel costs of $308,400; professional fees of $124,200; selling and marketing expenses of $200,300; insurance costs of $35,800 and other expenses of $175,200. The increase in these costs were primarily due to costs related to preparations for the national roll-out of Pro-Stat(TM) and CraveEnder(TM), and increases in professional fees related to the Company's re-capitalization and financing activities.

         Interest expense was $47,100 and interest income was $3,100 for the six months ended July 31, 2003, as compared to interest expense of $22,900 and no interest income during the comparable prior period. The increase in interest expense was primarily due to the sale of the 2002 and 2003 Notes.

         For the six months ended July 31, 2003, the Company incurred an operating loss of $628,500 as compared to an operating loss of $9,600 for the six months ended July 31, 2002. This increase in loss was primarily due to increases in selling, general and administrative costs.

         The Company incurred a net loss for the six months ended July 31, 2003 of $672,500 or ($0.36) per share compared to a net loss for the six months ended July 31, 2002 of $32,500 or ($0.02) per share.

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

         At July 31, 2003, the Company had cash of $1,456,400 as compared to cash of $160,500 on January 31, 2003. During the six months ended July 31, 2003, cash used for operations was $634,400 as compared to $49,500 in the comparable period of last year.

         During the fourth quarter of fiscal 2001, the Company received a loan of $130,000 from Unity Venture Capital Associates Ltd., an affiliate of Lawrence Burstein, a director and former Chairman of the Board of the Company. During fiscal 2002, additional loans were received from this entity and the balance owed at January 31, 2003 and 2002 was $245,000. Interest accrued at 10% per year through April 30, 2002 and amounts to approximately $29,100 and $19,300, which is included in accrued expense at January 31, 2003 and 2002, respectively. Effective May 1, 2002, this loan was converted to a one year, non-interest bearing loan. On January 14, 2003, in satisfaction and cancellation of the Company's obligations to this entity, the Company approved the following transaction: (a) in connection with the reincorporation of the Company approved by the Company's shareholders on April 22, 2003, (i) the entire $245,000 principal amount owing to the affiliate was converted into 122,500 shares of the Company's common stock; (ii) the affiliate received a warrant to purchase 5,875 shares of common stock at an exercise price per share of $2.50; and (iii) the affiliate received a warrant to purchase 5,750 number of shares of the Company's common stock at an exercise price per share of $2.50; and (b) the affiliate was granted "piggyback" registration rights with respect to the shares issued upon conversion of the principal and the exercise of the warrants; Effective April 22, 2003, upon shareholder approval of the Company's reincorporation in Delaware, the loan was converted into 122,500 shares of common stock and accrued interest on the loan was converted into 11,625 warrants. (See Note 6 to the Condensed Consolidated Financial Statements).

         In November 2001, Arnold and Myra Gans, President and Secretary of the Company respectively, personally borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability due to them and agreed to a repayment schedule equal to the repayment schedule of their loan. The balance at July 31, 2003, was approximately $122,700 (see Note 6 to the Consolidated Financial Statements).

         In April through June 2002, the Company raised $195,000 ($190,000 net to the Company after offering expenses) in connection with the sale of 390,000 shares of common stock at $0.50 per share. In November 2002, the Company borrowed $450,000 from two individuals and issued the 2002 Notes. Each of the 2002 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2002 Notes are for a term of three years. The 2002 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note holder into shares of the Company's common stock at a conversion price of $1.25 per share. The 2002 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $1.25 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $1.25, the 2002 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $1.25, the 2002 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants (see Note 5 to the Condensed Consolidated Financial Statements). At January 31, 2003, the outstanding balance of the 2002 Notes was $450,000 and accrued and unpaid interest was approximately $8,800. The two individuals became directors in connection with their investment and one investor became Chief Executive Officer in March 2003. On July 31, 2003, the 2002 Notes were converted into 635,244 shares of the Company's common stock. (See Note 7 - to the Condensed Consolidated Financial Statements).

         From April 29, 2003 to August 31, 2003, the Company borrowed an additional $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants (see Note 5 to the Condensed Consolidated Financial Statements). At August 31, 2003, the outstanding balance of the 2003 Notes was $3,127,500 and the accrued and unpaid interest was approximately $41,000.

         The Company has raised a total of $3,127,500 in its most recent round of financing between April and August 2003. The Company believes that it has sufficient liquidity to meet its operating cash requirements for the planned level of operations during the remainder of the fiscal year as long as its current level of sales continues at the same rate or increases. The Company's future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales.

         The Company may require additional financing if its current level of operations should decline. There can be no assurance that financing will be available, or if available, that it will be on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs, the Company would be required to curtail its plans to expand operations.

         If the Company raises additional funds through the issuance of common stock or convertible preferred stock, the percentage ownership of its then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of its common stock. If the Company raises additional funds through the issuance of additional debt securities, these new securities could have certain rights, preferences and privileges senior to those of the holders of its common stock, and the terms of these debt securities could impose restrictions on its operations.

Critical Accounting Policies

         Our significant accounting policies are described in Note 3 to the condensed consolidated financial statements in Item 1 of the Quarterly Report. Our financial statements are prepared in accordance with principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies and are explained below.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries after elimination of inter-company accounts and transactions for ongoing activities.

Concentration of Credit Risk - The Company maintains its cash in several bank accounts at one high credit quality financial institution. The balances, at times, may exceed federally insured limits. At July 31, 2003, the Company had approximately $1.3 million in excess of FDIC insured limits.

         The financial instrument, which potentially subjects the Company to significant concentrations of credit risk, is principally trade accounts receivable. Due to the current nature of the Company's accounts receivable and historically, the Company's minimal write-offs, the Company does not believe it is necessary to record an allowance for doubtful accounts.

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

Revenue recognition - The Company follows the guidance in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 states that revenue should be recognized when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured. Revenue from product sales is recognized upon shipment of products to customers.

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

Use of estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 3.  Controls And Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure, controls and procedures (as defined in Rules 13a-15(e) and 15d-1 5(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) that is required to be included in the Company's periodic SEC reports. There was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
---------------------------

        None.

ITEM 2.  Changes in Securities and Use of Proceeds
---------------------------------------------------

(a) Issuances of unregistered shares of the Company's Common Stock in the three-month period ended July 31, 2003 were as follows:


                                No.
Date       Purchaser         of Shares        Consideration                        Exemption
----       ---------         ---------        -------------                        ---------
7/31/03    Private Holder    166,666          5% Interest in the outstanding        ss.4(2)
                                              shares of Organics Corporation
                                              of America, fair market
                                               value of $125,000
7/31/03    Private Holder    635,239          Satisfaction of indebtedness of       ss.4(2)
                                              $476,400 owed to two shareholders/
                                              affiliated parties

(b) During the three-month period ended July 31, 2003, the Company issued options to purchase shares of the Company's Common Stock as listed below.

                                               No.            Exercise
Date              Grantees                     Options        Price          Expiration        Exemption
----              --------                     -------        -----          ----------        ---------
7/8/03            Employees                      80,000       $1.20          7/8/2013           ss.4(2)

5/1-7/31/03       8% Convertible
                  Promissory Noteholders      2,663,331       $0.75          5/1 - 7/31/06      ss.4(2)

7/8/03            Medical Advisory Board         30,000       $1.20          7/8/2013           ss.4(2)

7/31/03           Shareholders                  730,000       $0.50          7/31/06            ss.4(2)


ITEM 3.  Defaults Upon Senior Securities
----------------------------------------

        None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        None

ITEM 5.  Other Information
--------------------------

         None.

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)   Exhibits

         4.1 Form of Letter Agreement dated April 18, 2003 between the Company and certain investors in the April 2002 offering

         4.2   Form of Amendment to Letter Agreement dated as of April 21,
               2003 between the Company and certain investors in the April 2002 offering

         4.3 Form of Common Stock Purchase Warrant dated July 31, 2003 between the Company and certain investors in the April 2002 offering

         4.4 Form of Amended and Restated Registration Rights Agreement dated as of April 29, 2003 between the Company and certain investors in the November 2002 offering

         4.5 Form of Common Stock Purchase Warrant dated November 5, 2002 between the Company and certain investors

         4.6 Form of Common Stock Purchase Warrant dated July 31, 2003 between the Company and certain investors

         4.7 Form of Convertible Promissory Note dated July 31, 2003 between the Company and certain investors

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act Of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

         32. Certification of Periodic Financial Report By the Chief Executive Officer and Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002



   (b)   Reports on Form 8-K

            None

                                   SIGNATURES
                                   ----------



         In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MEDICAL NUTRITION USA, INC.

Dated September 11, 2003
                                              By: /s/ FRANCIS A. NEWMAN
                                                  ------------------------------
                                                  Francis A. Newman
                                                  Chief  Executive Officer