Form 10QSB
period 2003-10-31
MEDICAL NUTRITION USA INC
filed 2003-12-12
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18349
                                 ---------------

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

              2,783,792 shares of Common Stock at October 31, 2003

Transitional Small Business Disclosure Format (check one: Yes [ ] No [X]

                           MEDICAL NUTRITION USA, INC.

                               FORM 10QSB - INDEX


                                                                         Page(s)
                                                                         -------

PART I.  FINANCIAL INFORMATION:

Item 1.           Financial Statements

                  Consolidated Balance Sheets at October 31, 2003
                  (unaudited) and January 31, 2003 (audited)                   3

                  Consolidated Statements of Operations for the Three
                  and Nine Month Periods Ended October 31, 2003 and
                  2002 (unaudited)                                             4

                  Consolidated Statements of Cash Flows for the Nine
                  Month Periods Ended October 31, 2003 and 2002
                  (unaudited)                                                  5

                  Consolidated Statements of Stockholders' Equity for
                  the Nine Month Period Ended October 31, 2003
                  (unaudited)                                                  6

                  Notes to Condensed Consolidated Financial Statements         7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         13

Item 3.           Controls and Procedures                                     17

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                           18

Item 2.           Changes in Securities and Use of Proceeds                   18

Item 3.           Defaults Upon Senior Securities                             18

Item 4.           Submission of Matters to a Vote of Security Holders         18

Item 5.           Other Information                                           18

Item 6.           Exhibits and Reports on Form 8-K                            19

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                   MEDICAL NUTRITION USA, INC.
                                   ---------------------------
                                 (f/k/a/ GENDER SCIENCES, INC.)

                                   CONSOLIDATED BALANCE SHEETS
                                   ---------------------------


                                                                     OCTOBER 31,     JANUARY 31,
                                                                        2003            2003
                                                                    ------------    ------------

                                             ASSETS
                                             ------

Current assets:
   Cash                                                             $  2,174,600    $    160,500
   Accounts receivable (net of allowance of -0- at
      October 31, 2003 and January 31, 2003)                             388,600         139,200
   Inventories                                                           115,800          39,800
   Other current assets                                                   72,400          14,100
                                                                    ------------    ------------

      Total current assets                                             2,751,400         353,600
                                                                    ------------    ------------

Fixed assets, net of accumulated depreciation
   of $113,100 and $108,500, respectively                                 25,700          24,400

Other assets:
   Other investments                                                     125,000              --
   Security deposits                                                      24,600          15,200
   Trademarks (net of amortization)                                       25,300          11,800
                                                                    ------------    ------------

                                                                    $  2,952,000    $    405,000
                                                                    ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                            $    320,000    $    269,300
   Customer deposits                                                      12,400           2,500
   Short term debt                                                        16,400          11,000
   Due to officers and stockholder                                            --         441,100
                                                                    ------------    ------------

      Total current liabilities                                          348,800         723,900

   Convertible promissory notes payable                                3,127,500         450,000
   Long Term Debt                                                             --           1,100
                                                                    ------------    ------------

      Total liabilities                                                3,476,300       1,175,000

Stockholders' Equity:

   Preferred Stock, $.001 par value; 5,000,000 shares authorized;
     none issued and outstanding at October 31,2003 and
     January 31, 2003                                                         --              --
   Common stock,  no par value; 20,000,000 shares authorized;
     2,783,792 and 1,564,387 shares issued and outstanding at
     October 31, 2003 and January 31, 2003, respectively              10,837,200       9,752,800
   Accumulated deficit                                               (11,351,100)    (10,512,400)
                                                                    ------------    ------------
                                                                        (513,900)       (759,600)
   Less treasury stock, at cost                                          (10,400)        (10,400)
                                                                    ------------    ------------
   Total stockholders' equity                                           (524,300)       (770,000)
                                                                    ------------    ------------
                                                                    $  2,952,000    $    405,000
                                                                    ============    ============


            See notes to condensed consolidated financial statements.

                                         MEDICAL NUTRITION USA, INC.
                                         ---------------------------
                                       (f/k/a/ GENDER SCIENCES, INC.)

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    -------------------------------------


                                                     NINE MONTHS ENDED               THREE MONTHS ENDED
                                                         OCTOBER 31,                     OCTOBER 31,
                                                ----------------------------    ----------------------------
                                                    2003            2002            2003            2002
                                                ------------    ------------    ------------    ------------

Sales                                           $  1,641,400    $  1,093,300    $    784,700    $    363,800
Cost of sales                                        837,500         584,100         405,100         192,200
                                                ------------    ------------    ------------    ------------

Gross profit                                         803,900         509,200         379,600         171,600
                                                ------------    ------------    ------------    ------------

Selling, general and administrative expenses       1,539,100         579,000         489,300         235,400
Depreciation and amortization costs                    4,900           5,500           1,900           1,900
                                                ------------    ------------    ------------    ------------

Total expense                                      1,544,000         584,500         491,200         237,300
                                                ------------    ------------    ------------    ------------

Net income (loss) before other income
   and other expense                                (740,100)        (75,300)       (111,600)        (65,700)


Other income (expense):
     Interest income                                  12,000              --           8,900              --
     Interest expense                               (110,600)        (30,000)        (63,500)         (7,100)
                                                ------------    ------------    ------------    ------------

Total other income (expense), net                    (98,600)        (30,000)        (54,600)         (7,100)
                                                ------------    ------------    ------------    ------------

Net income (loss)                               ($   838,700)   ($   105,300)   ($   166,200)   ($    72,800)
                                                ============    ============    ============    ============

Per share data:
     Basic and diluted net income (loss)        ($       .38)   ($       .07)   ($       .06)   ($       .05)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding      2,181,743       1,440,797       2,783,792       1,564,387
                                                ============    ============    ============    ============


            See notes to condensed consolidated financial statements.

                                   MEDICAL NUTRITION USA, INC.
                                   ---------------------------
                                  (f/k/a GENDER SCIENCES, INC.)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -------------------------------------


                                                                          NINE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                    ----------------------------
                                                                        2003            2002
                                                                    ------------    ------------
Cash flows from operating activities:
   Net (loss)                                                       ($   838,700)   ($   105,300)
   Adjustments to reconcile net (loss) to net
     cash provided by (used for) operating activities:
       Depreciation and amortization                                       4,500           5,500
       Employee compensation paid with common stock                      205,900              --
       Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable                     (249,400)        (13,300)
         (Increase) decrease in inventories                              (76,000)        (23,600)
         (Increase) decrease in prepaid expenses and other assets        (68,300)        (25,200)
         (Decrease) increase in accounts payable                         109,200          45,600
         (Decrease) increase in customer deposits                          9,900              --
                                                                    ------------    ------------

   Net cash used for operating activities                               (902,900)       (116,300)
                                                                    ------------    ------------

Cash flows from investing activities:
   Purchase of equipment                                                  (5,900)             --
   Payment of trademark costs                                             (3,500)         (6,100)
   Payment of security deposits                                           (9,400)             --
                                                                    ------------    ------------

   Net cash used for investing activities                                (18,800)         (6,100)
                                                                    ------------    ------------

Cash flows from financing activities:
   Net proceeds from sale of common stock                                     --         190,000
   Proceeds from notes payable                                            48,100              --
   Proceeds from sale of convertible promissory notes                  3,127,500              --
   Payment of notes payable                                              (43,800)        (59,200)
   Payment of loans from officers and stockholders                      (196,000)         (1,300)
                                                                    ------------    ------------

   Net cash provided by financing activities                           2,935,800         129,500
                                                                    ------------    ------------

Increase in cash                                                       2,014,100           7,100
Cash at beginning of period                                              160,500           4,500
                                                                    ------------    ------------

Cash at end of period
                                                                    $  2,174,600    $     11,600
                                                                    ============    ============


Supplemental information:
   Interest paid                                                    $     10,700    $     22,800
                                                                    ============    ============
   Taxes paid                                                       $      2,400    $         --
                                                                    ============    ============


            See notes to condensed consolidated financial statements.

                                             MEDICAL NUTRITION USA, INC.
                                             ---------------------------
                                           (f/k/a/ GENDER SCIENCES, INC.)

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   ----------------------------------------------
                                     FOR THE NINE MONTHS ENDED OCTOBER 31, 2003
                                     ------------------------------------------


                                                 Common Stock
                                          ---------------------------    Accumulated      Treasury         Total
                                             Shares         Amount         Deficit          Stock          Equity
                                          ------------   ------------   ------------    ------------    ------------

Balance at January 31, 2003                  1,564,387   $  9,752,800   $(10,512,400)   $    (10,400)   $   (770,000)

Share issued as payment for:

    Various liabilities                        761,739        753,500             --              --         753,500

    Compensation to employees                  291,000        205,900             --              --         205,900

    Acquisition of investment
      in Organic Corporation of America        166,666        125,000             --              --         125,000

Net (loss) for the nine
    months ended October 31, 2003                   --             --       (838,700)             --        (838,700)
                                          ------------   ------------   ------------    ------------    ------------

Balance at October 31, 2003                  2,783,792   $ 10,837,200   $(11,351,100)   $    (10,400)   $   (524,300)
                                          ============   ============   ============    ============    ============


            See notes to condensed consolidated financial statements

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                OCTOBER 31, 2003
                                ----------------


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

Recapitalization - Effective as of the close of business on February 7, 2003, the Company implemented a 1-for-25 reverse split of the Company's outstanding shares of common stock. The effect of the reverse stock split was to reduce the outstanding shares from 39,109,680 to 1,564,387. The reverse stock split also affected options, warrants and other securities convertible into or exchangeable for shares of the Company's common stock that were issued and outstanding immediately prior to the effective time of the stock combination. All amounts reflected in the October 31, 2003 financial statements give effect to the reverse stock split.

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

Concentration of credit risk - The Company maintains its cash in several bank accounts at one high credit quality financial institution. The balances, at times, may exceed federally insured limits. At October 31, 2003, the Company had approximately $2.1 million in excess of FDIC insured limits.

The financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable. Due to the current nature of the Company's accounts receivable and the Company's minimal write-offs historically, the Company does not believe it is necessary to record an allowance for doubtful accounts.

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

Website development costs - Costs to develop the Company's websites, including the cost of developing services offered to visitors of these websites, are expensed during the preliminary project stage. Thereafter, such costs are capitalized and are amortized over a five-year period. During the third quarter of the fiscal year ending January 31, 2002, the Company closed its generic non-biased gender-based healthcare Internet website. Additionally, during the third quarter of the fiscal year ending January 31, 2004, the Company closed one of its specific product-based websites. All capitalized costs related to the development of these websites were written off at the time they were closed.

Income taxes - The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Revenue recognition - The Company recognizes revenue when all four of the following conditions exist: persuasive evidence of an arrangement exists; shipment of product has occurred; the price is fixed or determinable; and collectibility is reasonably assured. Revenue includes reimbursement for freight costs, when applicable.

Cost of sales - The quantities and costs used in calculating cost of sales include the direct cost of inventory sold, the overhead directly and indirectly attributable to purchase such inventory and the cost to ship inventory to the Company's customers.

Earnings per share - Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. Diluted earnings per share are not presented in periods during which the Company incurred a loss from operations.

Amortization of intangibles - In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 142 (SFAS 142), "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Furthermore, under SFAS No. 142, separable intangible assets that are not deemed to have an indefinite life will be amortized over their useful lives. SFAS 142 was applied to previously acquired intangibles in the first quarter of fiscal 2003. The adoption of SFAS 142 did not have a material effect on the Company's results of operations or financial position.

Carrying values of long-lived assets - The Company evaluates the carrying values of its long-lived assets to be held and used in the business by reviewing undiscounted cash flows. Such evaluations are performed whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying values of the assets, the carrying values are adjusted for the differences between the fair values and the carrying values.

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

Note 5.  Notes Payable:
         -------------

         The Company had a bank loan payable on demand for principal and interest payments were being made on a monthly basis. Interest accrued at the rate of 10.25% per annum. During the third quarter ended October 31, 2003 the balance of the note was paid in full. At January 31, 2003, the outstanding balance was approximately $12,100.

Convertible Promissory Notes:
----------------------------

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

2003 Notes
----------

         From April 29, 2003 to August 31, 2003, the Company borrowed an aggregate of $3,127,500 and issued its 8% Convertible Promissory Notes (the "2003 Notes"). Of the $3,127,500 borrowed, $1,365,000 was borrowed from eight affiliated parties who are officers, directors or entities affiliated with directors of the Company. The balance of $1,762,500 was borrowed from unaffiliated parties. Each of the 2003 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price that is the lower of $.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants for each share to be converted. The warrants can be exercised for a three-year period at a price of $.75 per share. At October 31, 2003, the outstanding balance of the 2003 Notes was $3,127,500 and the accrued and unpaid interest was approximately $80,000.

Note 6.  Due to Officers and Stockholders:
         --------------------------------

         During fiscal 2001 and 2002, the Company received various loans from an affiliate of the former Chairman of the Board of the Company. At January 31, 2003 and 2002 the balance owed to this entity was $245,000. Interest accrued at 10% per year through April 30, 2002 and amounted to approximately $29,100, which is included in accrued expense at January 31, 2003. Effective May 1, 2002, this loan was converted to a one year, non-interest bearing loan. No payments were made with respect to these loans. On January 14, 2003, in satisfaction and cancellation of the Company's obligations to the affiliate, the Company approved the following transaction: (a) in connection with the re-incorporation of the Company approved by the Company's shareholders on April 23, 2003, (i) the entire $245,000 principal amount owing to the affiliate was converted into 122,500 shares of the Company's common stock; (ii) the affiliate received a warrant to purchase 5,875 shares of common stock at an exercise price of $2.50 per share; and (iii) the affiliate received a warrant to purchase 5,750 shares of the Company's common stock at an exercise price of $2.50 per share; and (b) the affiliate was granted "piggyback" registration rights with respect to the shares issued upon conversion of the principal and the exercise of the warrants. Effective April 22, 2003, upon shareholder approval of the Company's reincorporation in Delaware, the $245,000 principal amount of the loan was converted into 122,500 shares of common stock and accrued interest on the loan was converted into 11,625 warrants.

         In November 2001, Arnold and Myra Gans, President and Secretary of the Company, respectively, personally borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability due to them and agreed to a repayment schedule equal to the repayment schedule of their loan. The balance at January 31, 2003, was approximately $139,100. During the period ended October 31, 2003, this loan was paid in full. Also included on the Company's balance sheet as "Due to officers and stockholder" at January 31, 2003 is unpaid payroll for Arnold and Myra Gans of $30,800 and $25,400, respectively. All unpaid payroll was paid during the first quarter ended April 30, 2003.

Note 7.  Stockholders' Equity:
         --------------------

         During the nine months ended October 31, 2003, the Company issued 291,000 shares of its common stock valued at $205,900 for the payment of incentive compensation to three of its officers. As further consideration for their efforts, four officers of the Company were issued, in the aggregate, options to purchase 500,000 shares of the Company's common stock at $2.00 per share and two employees were issued, in the aggregate, options to purchase 80,000 shares of the Company's common stock at $1.20 per share. As of the date of this report, none of the options was exercised.

         Additionally, during the nine months ended October 31, 2003, the Company issued 126,500 shares of its common stock in satisfaction of $248,000 of liabilities to certain related parties, which were reflected on the balance sheet at January 31, 2003 (see Note 6). In connection with the satisfaction of $245,000 of such liabilities, the Company also issued warrants to purchase 11,625 shares of common stock at a price of $2.50 per share as consideration for accrued interest of $29,100. As of the date of this report, none of the warrants has been exercised.

         In connection with the subscription agreement to purchase 5% of Organics Corporation of America (see Note 4), the Company issued 166,666 shares of its common stock valued at $125,000.

         On July 31, 2003 the Company issued 635,239 shares of stock in connection with the conversion of $450,000 of the 2002 Notes and $26,400 of accrued interest thereon (see Note 5 - "Convertible Promissory Notes - 2002 Notes").

         In connection with the 2003 Notes (see Note 5 - "Convertible Promissory Notes - 2003 Notes"), the Company issued 4,170,000 warrants, with a term of three years, to purchase the Company's common stock at $0.75 per share. As of the date of this report, none of the options was exercised.

Note 8.  Income Taxes:
         ------------

         The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carry-forwards due to the uncertainty that future years will provide income to be offset by such available benefits. For the nine-month periods ended October 31, 2003 and 2002, no provision was made for Federal and state income taxes due to the losses incurred during these periods.

         As a result of losses incurred through January 31, 2003, the Company has a net operating loss carry forward of approximately $6,981,200.

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

Note 10. Going Concern:
         -------------

         For the nine months ended October 31, 2003, although the Company's sales increased to $1,641,400 from $1,093,300 in the comparable prior year period, the net loss increased to $838,700 in the nine-month period ended October 31, 2003, from $105,300 in the nine-month period ended October 31, 2002.

         The Company had positive working capital of $2,412,600 and negative working capital of ($370,300) at October 31, 2003 and January 31, 2003, respectively. The Company's current ratio was 8.12:1 at October 31, 2003 and 0.49:1 at January 31, 2003. Although the Company's working capital and current ratio have improved, the fact that the Company has continued to sustain losses creates uncertainty about the Company's ability to continue as a going concern.

         Management of the Company has implemented a plan to improve cash flow through expanding operations and has raised additional funds through the issuance of debt (See Note 5 and Note 12). Presently, management's efforts and the Company's resources are being directed toward expanded distribution of its Pro-Stat(TM) liquid protein into the long-term care market, and private label sales to existing customers.

         The Company raised $3,127,500 in its most recent round of financing. The Company believes that it has sufficient liquidity to meet its operating cash requirements for the planned level of operations during the remainder of the fiscal year as long as its current level of sales continues at the same rate or increases. The Company's future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales. Should the Company require additional financing, there can be no assurance that financing will be available, or if available, that it will be on terms acceptable to the Company. If the Company were unable to fund its operating cash flow needs, the Company would be required to curtail its plans to expand operations.

         The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 11. Major Customers:
         ---------------

         For the nine months ended October 31, 2003, one customer was responsible for approximately $1,179,900 of revenue, representing 72% of the Company's sales.

Note 12. Subsequent Events:
         -----------------

         In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. Interest accrues over the three-year term at a rate (up to a maximum of ten percent) to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. The notes are convertible at any time at a conversion price per share of $2.25. The notes are unsecured and may be prepaid without penalty.

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

Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002

         Sales for the three months ended October 31, 2003 were $784,700 as compared with $363,800 for the three months ended October 31, 2002, an increase of 116%. This increase was primarily attributable to an increase in private label sales -to approximately $612,300 and an increase of branded product sales to approximately $ $172,400.

         Cost of sales for the three months ended October 31, 2003 were $405,100, or 52% of sales, as compared with $192,200 for the three months ended October 31, 2002, or 53% of sales. This increase in cost of sales was attributable to the increase in sales in the current period. Gross profit percentage increased from 47% to 48% for the three months ended October 31, 2003 compared to the three months ended October 31, 2002.

         Selling, general and administrative expenses for the three months ended October 31, 2003, increased by $253,900 to $489,300, from $235,400 for the prior year comparable quarter. The increase is primarily attributable to increased salary expense of approximately $68,200 for additional personnel; increases in selling expenses of approximately $171,200 (primarily due to costs related to the national roll-out of Pro-Stat(TM) into the long-term care market), increases in insurance costs of approximately $8,100 (primarily due to higher rates for directors and officers liability coverage). Selling, general and administrative expenses for the three months ended October 31, 2003 consisted of personnel costs of approximately $188,000; selling and marketing expenses of approximately $200,000; legal and professional costs of approximately $32,000; costs of approximately $20,500 related to the closing of one of the Company's specific product-based websites and other operating costs of approximately $48,800.

         Interest expense was $63,500 for the three months ended October 31, 2003 and interest income was $8,900 for the three months ended October 31, 2003, as compared to interest expense of $7,100 and no interest income during the comparable prior period. The increase in interest expense was primarily due to the issuance of the 2002 and 2003 Notes.

         For the three months ended October 31, 2003, the Company incurred an operating loss of $111,600 as compared to operating loss of $65,700 for the three months ended October 31, 2002. This increase in loss was due to the increase in selling, general and administrative expenses.

         The Company incurred a net loss for the three months ended October 31, 2003 of $166,200 or ($0.06) per share compared to net loss for the three months ended October 31, 2002 of $72,800 or ($0.05) per share.

Nine Months Ended October 31, 2003 Compared to Nine Months Ended October 31,
2002

         Sales for the nine months ended October 31, 2003 were $1,641,400 as compared with $1,093,300 for the nine months ended October 31, 2002, an increase of 50%. This increase in sales was primarily attributable to an increase in sales of private label products to $1,225,295 and an increase in sales of branded products to $416,105.

         Cost of sales for the nine months ended October 31, 2003 were $837,500, or 51% of sales, as compared with $584,100 for the nine months ended October 31, 2002, or 53% of sales. This increase in cost of sales was primarily attributable to an increase in sales in the current quarter. The product mix during the nine months resulted in an increase in gross profit percentage from 47% to 49%.

         Selling, general and administrative expenses for the nine months ended October 31, 2003, increased by $960,100 to $1,539,100, from $579,000 for the nine months ended October 31, 2002. The increase for the current period, exclusive of non-cash charges of $205,900, is primarily attributable to personnel costs of approximately $547,400; professional fees of approximately $172,700; selling and marketing expenses of approximately $355,600; insurance costs of approximately $43,700 and other expenses of approximately $213,800. The increase in these costs were primarily due to costs related to the national roll-out of Pro-Stat(TM) and CraveEnder(TM), and increases in professional fees related to the Company's re-capitalization and financing activities. Non-cash charges of $205,900 in the current period were primarily attributable to grants of 250,000 shares of common stock to Frank Newman, Chief Executive Officer, and 20,500 shares of common stock each to Arnold Gans, President and Chief Financial Officer, and Myra Gans, Executive Vice President.

         Interest expense was $110,600 and interest income was $12,000 for the nine months ended October 31, 2003, as compared to interest expense of $30,000 and no interest income during the comparable prior period. The increase in interest expense was primarily due to the sale of the 2002 and 2003 Notes.

         For the nine months ended October 31, 2003, the Company incurred an operating loss of $740,100 as compared to an operating loss of $75,300 for the nine months ended October 31, 2002. This increase in loss was due to the increase in selling, general and administrative costs.

         The Company incurred a net loss for the nine months ended October 31, 2003 of $838,700 or ($0.38) per share compared to a net loss for the nine months ended October 31, 2002 of $105,300 or ($0.07) per share.

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

         At October 31, 2003, the Company had cash of $2,174,600 as compared to cash of $160,500 on January 31, 2003. During the nine months ended October 31, 2003, cash used for operations was $902,900 as compared to $116,300 in the comparable period of last year.

         During the fourth quarter of fiscal 2001, the Company received a loan of $130,000 from Unity Venture Capital Associates Ltd., an affiliate of Lawrence Burstein, a director and former Chairman of the Board of the Company. During fiscal 2002, additional loans were received from this entity and the balance owed at January 31, 2003 and 2002 was $245,000. Interest accrued at 10% per year through April 30, 2002 and amounts to approximately $29,100 and $19,300, which is included in accrued expense at January 31, 2003 and 2002, respectively. Effective May 1, 2002, this loan was converted to a one year, non-interest bearing loan. On January 14, 2003, in satisfaction and cancellation of the Company's obligations to this entity, the Company approved the following transaction: (a) in connection with the reincorporation of the Company approved by the Company's shareholders on April 22, 2003, (i) the entire $245,000 principal amount owing to the affiliate was converted into 122,500 shares of the Company's common stock; (ii) the affiliate received a warrant to purchase 5,875 shares of common stock at an exercise price per share of $2.50; and (iii) the affiliate received a warrant to purchase 5,750 number of shares of the Company's common stock at an exercise price per share of $2.50; and (b) the affiliate was granted "piggyback" registration rights with respect to the shares issued upon conversion of the principal and the exercise of the warrants; Effective April 22, 2003, upon shareholder approval of the Company's reincorporation in Delaware, the $245,000 principal amount of the loan was converted into 122,500 shares of common stock and accrued interest on the loan was converted into 11,625 warrants. (See Note 6 to the Condensed Consolidated Financial Statements).

         In November 2001, Arnold and Myra Gans, President and Secretary of the Company respectively, personally borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability due to them and agreed to a repayment schedule equal to the repayment schedule of their loan. The balance at January 31, 2003, was approximately $139,100. During the quarter ended October 31, 2003, this loan was paid in full (see Note 6 to the Consolidated Financial Statements).

         From April through June 2002, the Company raised $195,000 ($190,000 net to the Company after offering expenses) in connection with the sale of 390,000 shares of common stock at $0.50 per share (before giving effect to the 1-for-25 reverse stock split). In November 2002, the Company borrowed $450,000 from two individuals and issued the 2002 Notes. Each of the 2002 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2002 Notes are for a term of three years. The 2002 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note holder into shares of the Company's common stock at a conversion price of $1.25 per share. The 2002 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $1.25 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $1.25, the 2002 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $1.25, the 2002 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants (see Note 5 to the Condensed Consolidated Financial Statements). At January 31, 2003, the outstanding balance of the 2002 Notes was $450,000 and accrued and unpaid interest was approximately $8,800. The two investors became directors and one of the investors also became Chief Executive Officer in March 2003. On July 31, 2003, the 2002 Notes were converted into 635,239 shares of the Company's common stock. (See Note 7 - to the Condensed Consolidated Financial Statements).

         From April 29, 2003 to August 31, 2003, the Company borrowed an additional $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants (see Note 5 to the Condensed Consolidated Financial Statements). At October 31, 2003, the outstanding balance of the 2003 Notes was $3,127,500 and the accrued and unpaid interest was approximately $41,000.

         In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. Interest accrues over the three-year term at a rate (up to a maximum of ten percent) to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. The notes are convertible at any time at a conversion price per share of $2.25. The notes are unsecured and may be prepaid without penalty.

         The Company believes that it has sufficient liquidity to meet its operating cash requirements for the planned level of operations during the remainder of the fiscal year as long as its current level of sales continues at the same rate or increases. The Company's future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales. Should the Company require additional financing, there can be no assurance that financing will be available, or if available, that it will be on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs, the Company would be required to curtail its plans to expand operations.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
--------------------------

         None.

ITEM 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         (a) None

         (b) During the three-month period ended October 31, 2003, the Company issued options to purchase shares of the Company's Common Stock as listed below.


                                           No.          Exercise
Date             Grantees                  Options      Price       Expiration       Exemption
----             --------                  -------      -----       ----------       ---------

8/1 - 8/31/03    8% Convertible
                 Promissory Noteholders    1,506,664    $0.75       5/1 - 7/31/06     ss.4(2)
10/22/03         Non-Employee Directors       36,000    $3.00       10/21/2013        ss.4(2)


ITEM 3.  Defaults Upon Senior Securities
----------------------------------------

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None

ITEM 5.  Other Information
--------------------------

         None.

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a) Exhibits

             4.1 Form of Convertible Promissory Note dated December 5, 2003 between the Company and certain investors

             4.2 Form of Common Stock Purchase Warrant dated December 5, 2003 between the Company and certain investors

             10.1 Clinical Trial Agreement dated December 5, 2003

             31.1 Certification of Chief Executive Officer Pursuant to Section
                  302 of the Sarbanes- Oxley Act Of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

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


                                       MEDICAL NUTRITION USA, INC.



Dated December 12, 2003
                                       By: /s/ FRANCIS A. NEWMAN
                                           -------------------------------------
                                           Francis A. Newman
                                           Chief  Executive Officer