Form 10KSB
period 2004-01-31
MEDICAL NUTRITION USA INC
filed 2004-04-29
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF

                1934 For the fiscal year ended January 31, 2004

                                       OR

                |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission file number 0-18349

                           MEDICAL NUTRITION USA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                   11-3686984
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)
---------------------------------                   -------------------

               10 West Forest Avenue, Englewood, New Jersey 07631
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (201) 569-1188

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
  Common Stock                                     OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $2,173,400
                                                        -------------

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 27, 2004 was approximately $4,784,544 (based on the average of the closing bid price and closing ask price for shares of the registrant's common stock as reported for the last trading date prior to that date).

As of April 22, 2004 there were 2,783,759 shares of the registrant's common stock outstanding.

Portions of the registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders scheduled to be held June 9, 2004 are incorporated by reference in
Part III hereof.

                                TABLE OF CONTENTS

PART I ....................................................................    1
     Item 1 ...............................................................    1
     Item 2 ...............................................................    8
     Item 3 ...............................................................    8
     Item 4 ...............................................................    8

PART II ...................................................................    8
     Item 5 ...............................................................    8
     Item 6 ...............................................................    9
     Item 7 ...............................................................   12
     Item 8 ...............................................................   12
     Item 8A ..............................................................   12

PART III ..................................................................   12
     Item 9 ...............................................................   12
     Item 10 ..............................................................   13
     Item 11 ..............................................................   13
     Item 12 ..............................................................   13
     Item 13 ..............................................................   13
     Item 14 ..............................................................   15
Signatures ................................................................   15
Power of Attorney .........................................................   15

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

Item 1. BUSINESS

INTRODUCTION

      Medical Nutrition USA, Inc. (the "Company") was incorporated in the State of New Jersey in 1981. On April 23, 2003, the Company changed its state of incorporation to Delaware. The Company develops and distributes nutrition-medicine products for sale to long-term care facilities, hospitals, dialysis clinics, bariatric surgery clinics, physicians, and marketing companies (under private label or licensing agreements). Unless the context otherwise requires, references to the Company in this report include Medical Nutrition USA, Inc. and its subsidiaries.

      On July 2, 2003, Francis A. Newman, 55 was appointed as Chairman replacing Eugene Terry who resigned. Mr. Newman has been a director and consultant to the company since November 2002.

INDUSTRY OVERVIEW / NUTRITIONAL SUPPLEMENTS/ NUTRITION-MEDICINE

      The nutritional supplements/nutrition medicine industry is highly fragmented and intensely competitive. It includes companies that manufacture and distribute products that are generally intended to enhance the body's performance and well being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom. Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). Under DSHEA, vendors of dietary supplements are able to educate consumers regarding the effects of certain component ingredients. With certain limited exceptions, the sale of nutritional supplements is not subject to FDA approval prior to sale. See "Government Regulation" below.

      According to Nutrition Business Journal, (June 2002), sales in the market in which the Company's products compete approach $100 billion annually. The Institutional Nutritional Supplements market is $4.2 billion with 12% annual growth 1995-2000 (The Resource Center, 2003).

      LONG-TERM CARE

      The Long-Term Care Market includes nursing, convalescent and assisted-living facilities. There are approximately 17,000 nursing home facilities in the United States with 535 nursing home chains, both large and small. The number of Americans aged 65 and over is projected to increase from 35 million to over 70 million by 2030, (Administration on Aging - A Profile of Older Americans: 2002). An important component of the Older Americans Act (the "OAA") includes programs and services to specifically address nutrition among older persons. Nursing home facilities are required by law to assure that each resident maintain "acceptable parameters of nutritional status, such as body weight and protein levels, unless the clinical condition demonstrates that this is not possible." Within the nursing home patient population, Protein Energy Malnutrition (PEM), a deficiency of protein and energy (calories), is a common condition resulting in loss of lean body mass, development of Pressure Ulcers, impaired immune response and organ function. In observational studies, Pro-Stat(TM), the Company's patented, modular protein supplement has been shown to be effective nutritional support in the treatment of pressure ulcers, unintended weight loss and malnutrition. It delivers high nitrogen donor amino acids to replenish depleted protein stores and correct PEM.

      BARIATRIC SURGERY

      Bariatric surgery for the morbidly obese is widely accepted as an effective treatment for many of those who have waged a life-long and unsuccessful struggle to control their weight. Common co-morbidities of obesity include heart disease, cancer, stroke and diabetes, (Julie Gerberding of the Centers for Disease Control,October 29, 2003). It is estimated that over 150,000 bariatric surgeries will be performed in the US in 2004, a number that is expected to grow in the future.

      The most common surgical procedures include, among other things, reducing the size of the stomach to a fraction of its normal size. Most surgeons recommend that bariatric surgery patients remain on a clear liquid diet immediately after surgery. Full liquids can generally be introduced after weeks of recovery. Post-surgical patients are typically able to ingest only small amounts at each feeding before becoming sated. One of the primary nutritional issues that results is ensuring adequate intake of protein, which is notably lacking in most clear liquid diets and is required by the body for post-surgical wound healing. The Company has developed a line of pbs Nutritional Support System(TM) liquid products and is marketing these products along with Pro-Stat 64 to the bariatric surgery market. Sales are generated both to the surgical practices as well as directly to the patients through the Company's on-line fulfillment process.

      RENAL CARE

      There are more than 400,000 End Stage Renal Disease patients undergoing dialysis treatments in the United States. Dialysis patients need to maintain high protein and calorie intake to avoid becoming malnourished. Dialysis causes a higher need for protein intake because some protein loss occurs with each treatment. Additionally, dialysis patients may suffer from poor appetite. Pro-Stat(TM) has important benefits for dialysis patients: high protein to volume ratio; small serving size; enhanced absorption; ease of administration; and low sodium, potassium and phosphorous. The Company intends to strengthen its Renal Care sales effort through staffing, advertising and attendance at trade shows and conventions.

      INDUSTRY TRENDS

      Important trends in health care include the increased use of nutrition medicine for prevention and treatment, the increased interest in anti-aging preparations, and the increase in size of the elder population. The Company believes that these markets for nutrition-medicine products are expanding and it intends to continue developing products for that arena.

      The industry trends are fed by:

      o The growth in understanding of the link between diet, nutrition, and health;
      o Research into the role proper nutrition plays in healthcare and anti-aging;
      o Use of preventive and alternative treatments, including bariatric surgery; and
      o     The aging of the American population.

PRODUCTS AND STRATEGY

      During the past three years the Company has changed its strategy from focusing its business primarily on sales generated over the Internet, to focusing primarily on the long-term care, bariatric and renal care markets, while maintaining its private label business. During that transition, the Company's sales have been generated primarily by the sale of private label products for health food store marketing companies and medically supervised weight management clinics. These products are sold under various brands including:

      o     Amino Sculpt(TM), a collagen based protein supplement;
      o Carbo Curb(TM), an alpha amylase inhibitor, (blocks the absorption of starch;
      o     The Healthy Nut(TM), a low fat soy snack nut; and
      o Colostrum Gold(TM), a colostrum wafer formula to strengthen the immune system.

      During the fiscal year ending January 31, 2003, the majority of the revenues generated by the Company resulted from the sale of a private label collagen product primarily to one customer and sales of existing products, including nutritional supplements and Pro-Stat(TM).

      During the past year, the Company has continued to implement its new business strategy with increased sales of its own branded products, primarily to nursing homes and nursing home distributors, and continues to increase the proportion of its sales generated by its own brands. These products include Pro-Stat(TM), an enzymatic hydrolyzed, liquid protein supplement used to treat unintended weight loss, malnutrition and pressure ulcers.

      The Company's strategy includes expanding the number of nursing homes employing Pro-Stat(TM) therapy through the use of consultant dietitians, sales representatives , and exhibitions at trade shows that focus on long-term care. Monthly sales of Pro-Stat(TM) have increased over 500% since February 2003. In addition the Company has embarked on a clinical trial for Pro-Stat(TM) in the treatment of decubiti ulcers among nursing home patients, the results of which are expected to be available in the current fiscal year.

      During the fiscal year ending January 31, 2004, the revenues generated by the Company resulted from the sale of existing branded products, including Pro-Stat(TM) and private label products.

      For the fiscal year ended January 31, 2004, one private label customer accounted for approximately 62% of total sales. The Company expects this percentage to decrease to below 50% in the coming year as the Company expands the amount of sales of its own branded products. The Company has no contractual arrangement with this customer and if the customer were to discontinue purchasing from the Company, it would have a material impact on its business operations.

      In the past year, the Company has developed a number of new products for introduction over the next twelve months including various derivative formulations of its Pro-Stat(TM) liquid protein supplement. These derivative formulations have expanded the potential uses of Pro-Stat(TM) to patients covered under Medicare Part B, and to those receiving supplements as a Med Pass item. In addition, the Company has developed the pbs Nutritional Support System(TM) liquid nutrient line for bariatric surgery patients. There is no assurance that the Company will be able to successfully market these new products or that the sale of these products will be profitable for the Company.

      The Company believes that the success of its strategy will be dependent upon the quality of its products; its ability to establish brand name recognition for its products; its ability to continue to develop new products, as well as the ability of its management and the people associated with the Company to implement and execute its strategy. In addition, the market for nutrition medicine supplements is extremely competitive. There are many companies with substantially greater resources than the Company and with established brands presently being marketed.

MANUFACTURING

      The Company uses contracted third parties to manufacture its products. In August 2003, the company entered into a cross-ownership agreement with its principal manufacturer whereby mutual protections were established regarding intellectual property and pricing. The third party manufacturers are responsible for receipt and storage of raw material, production and packaging, and labeling of finished goods. At present, the Company is dependent upon manufacturers for the production of all of its products. To the extent the manufacturers should discontinue their relationship with the Company, the Company's sales could be adversely impacted. The Company believes at the present time it will be able to obtain the quantity of products it will need to meet orders.

COMPETITION

      The nutritional supplement/nutrition-medicine industry is highly competitive. Many of the Company's competitors are large well-known companies that have considerably greater financial, sales, marketing and technical resources than the Company. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines the Company markets and distributes. In addition, competitors may elect to devote substantial resources to marketing their products to similar outlets and may choose to develop educational and information programs like those developed by the Company to support their marketing efforts. The Company's business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

      Competition for the nutrition-medicine products the Company offers is significant. These products compete against a number of well-known brands of similar products. The Company's failure to adequately respond to the competitive challenges faced by the products it offers could have a material adverse effect on its business, financial condition and results of operations.

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

PATENTS

      Since 1977, the Company has been issued four patents for its collagen Hydrolysate product. These are for (1) Method Of Providing High-Protein Nutrition By The Oral Administration Of A Predigested Protein Composition, (2) Method Of Composition For Preventing Nutritional Deficiency, (3) Method Of Treating Nutritional Deficiency During Cardiac Cachexia, Diabetes, Hypoglycemia, Gastroenterology, Lipid, Cell Glycogen And Keratin Related Skin Conditions And Alcoholism, and (4) Method Of Treating Obesity By The Oral Administration Of A Predigested Protein Composition. The Company has applied for a patent for Pro-Stat(TM) for the treatment of Pressure Ulcers. Some of the products that the Company offers incorporate patented technology owned by others, but patents do not protect most of the Company's products.

TRADEMARKS

      The Company has been using the Pro-Stat(TM) mark since August 2002, the pbs Nutrition Support System(TM) since August 2003, and the Healthy Nut(TM) mark for three years. It has been using the CraveEnder mark since January 2003. While the Company intends to take the actions that it believes are necessary to protect its proprietary rights, it may not have the capital necessary to protect the trademarks or be successful in doing so.

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

EMPLOYEES

      The Company has nine full time employees.

RISK FACTORS

      THE COMPANY GENERATES A SIGNIFICANT AMOUNT OF REVENUES FROM A SINGLE CUSTOMER.

      For the fiscal year ended January 31, 2004, one customer accounted for approximately 62% of total revenues. The Company expects this percentage to decrease in the coming year as it expands the amount of product sales under its own branded label. The Company does not have a contract with this customer and, as a result, there is no assurance that this customer will continue to order products from the Company or will continue to order the products in the same amount. The loss of this customer would have a material effect upon the operation of the Company.

      THE COMPANY HAS INSTITUTED ITS NEW BUSINESS STRATEGY. ITS BUSINESS MUST EXPAND FOR IT TO ATTAIN PROFITABILITY.

      The Company has recently implemented its new business strategy. The Company may not successfully complete the transition to successful operations or profitability pursuant to its new strategy. The Company may encounter problems, delays and expenses in implementing its new business strategy. These may include, but not be limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond the Company's control, and in any event, could adversely affect the Company's results of operations. See "Management's Discussion and Analysis or Plan of Operation."

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

      THE COMPANY IS DEPENDENT ON A LIMITED NUMBER OF SOURCES OF SUPPLY FOR MANY OF THE PRODUCTS IT OFFERS. IF THERE WAS AN INTERUPTION OF SUPPLY OF PRODUCTS, THE COMPANY'S SALES MAY SUFFER AND THE COMPANY COULD BE REQUIRED TO ABANDON A PRODUCT LINE.

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

      THE COMPANY'S FUTURE CAPITAL REQUIREMENTS WILL DEPEND ON MANY FACTORS. IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL FINANCING WHEN NEEDED, IT MAY NOT BE ABLE TO CONTINUE TO OPERATE AT ITS CURRENT LEVEL.

      The Company believes that the net proceeds from the Company's recent private offerings of debt will be sufficient to completely implement its strategy in fiscal year 2004. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources". The Company's future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales.

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

      A GOING CONCERN QUALIFICATION IS CONTAINED IN THE REPORT OF INDEPENDENT AUDITORS.

      The Company has received from its auditors a report that raises doubt about the Company's ability to continue as a going concern. If the Company's new operating plan is not successful, an investor in the Company could lose his entire investment. Please see the Auditor's Report included in the Consolidated Financial Statements.

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

      Approximately 2,500 square feet of this facility house the Company's administrative offices with the balance utilized for shipping and warehousing. The Company has arrangements with co-packers pursuant to which such suppliers manufacture, package and ship the Company's products to major customers. The Company believes its present facility is adequate for its present and reasonably foreseeable future operational needs.

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

        None.

                                    PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is currently quoted on the OTC Bulletin Board. Information as to the range of high and low bid quotations for the Company's common stock, for the periods indicated, as furnished by National Quotation Bureau Incorporated, is set forth below and adjusted for the one for twenty five reverse split:

                                                          BID
                                                 ----------------------
THREE MONTHS ENDED                               HIGH              LOW
------------------                               ----             ----
April 30, 2002                                   1.25             1.25
July 31, 2002                                    1.50             1.50
October 31, 2002                                 0.75             0.75
January 31, 2003                                 1.75             1.75
April 30, 2003                                   1.45             1.45
July 31, 2003                                    2.40             2.40
October 31, 2003                                 3.00             3.00
January 31, 2004                                 2.80             2.75

      The above bid quotations represent prices between dealers and do not include actual retail mark-ups, mark-downs or commissions and may not represent actual transactions.

      As of April 22, 2004, there were approximately 120 record holders of the Company's common stock.

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

EXECUTIVE SUMMARY

      2004 Highlights

Branded Product Sales -- The national launch of Pro-Stat that began in August 2003 contributed to a 108% increase in branded product sales for the year ending January 31, 2004. Approximately 200 additional long-term care facilities and 15 additional distributors began using Pro-Stat during the year, including national distributors such as McKesson Corporation and MedLine Industries.

Private Label Sales - Private label sales increased 39% for the year. One customer that markets and distributes products to health food stores was responsible for 62% of private label sales.

New Product Development -- In October 2003, we completed the development of the PBS Nutritional Support System(TM) line of small dose, liquid supplements specifically engineered for bariatric surgery patients. While no PBS revenue was generated prior to year end, in the first quarter of the current year we shipped initial orders to two large, multi-facility bariatric surgery companies.

Cash Balance and Cash Flow - Our cash balance at January 31, 2004 was $2,337,200. For the year, cash used in operating activities totaled $920,800 on a reported net loss of $1,109,000. Our total cash position at year-end increased $2,176,700 from the prior year.

2004 Challenges - During the year we recapitalized the Company, reincorporated as a Delaware corporation and sold approximately $3,337,500 of three-year convertible notes. We also completed the preparations for the national launch of Pro-Stat and developed the PBS Nutritional Support System. We invested approximately $597,000 in the sales and marketing effort to launch Pro-Stat, and approximately $600,000 in costs related to the recapitalization and financing effort and the increased staff required for the Pro-Stat launch.

2005 Expectations - As a result of the investments we made last year, our revenues are growing at a rapid rate. For example, first quarter sales are expected to increase over 300%. During the year we expect to add approximately 800 new facilities using Pro-Stat. We also expect to be profitable for the full year.

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

FISCAL YEAR ENDED JANUARY 31, 2004 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
2003

      Sales for the fiscal year ended January 31, 2004 were $2,173,400 as compared with $1,427,000 for the fiscal year ended January 31, 2003, an increase of 52.3%. This increase was primarily attributable to an increase in private label sales to approximately $1,587,100 and an increase of branded product sales to approximately $586,300.

      Cost of sales for the fiscal year ended January 31, 2004 was $1,127,500, or 51.9% of sales, as compared with $783,000 for the fiscal year ended January 31, 2003, or 54.9% of sales. This increase in cost of sales was attributable to the increase in sales in the current fiscal year. Gross profit percentage increased from 45.1% to 48.1% for the fiscal year ended January 31, 2004 compared to the fiscal year ended January 31, 2003. This increase in gross profit percentage was primarily due to an increase in branded product sales.

      Selling, general and administrative expenses for the fiscal year ended January 31, 2004, increased by $1,080,400 to $1,968,400, from $888,000 for the prior comparable fiscal year. The increase is primarily attributable to increased salary expense of approximately $ 545,400 for additional personnel; increases in selling expenses of approximately $453,800 (primarily due to costs related to the national roll-out of Pro-Stat(TM) into the long-term care market), increases in insurance costs of approximately $41,000 (primarily due to higher rates for directors and officers liability coverage). Selling, general and administrative expenses for the fiscal year ended January 31, 2004 consisted of personnel costs of approximately $968,100; selling and marketing expenses of approximately $521,000; legal and professional costs of approximately $192,900; and other operating costs of approximately $286,400.

      Other expense was $185,100 for the fiscal year ended January 31, 2004 and other income was $20,100 for the fiscal year ended January 31, 2004, as compared to other expense of $37,500 and $1,000 other income during the comparable prior fiscal year. The increase in other expense was primarily due to the interest on the issuance of the 2002 and 2003 Notes.

      For the fiscal year ended January 31, 2004, the Company incurred an operating loss of $944,000 as compared to operating loss of $245,000 for the fiscal year ended January 31, 2003. This increase in loss was due to the increase in selling, general and administrative expenses.

      The Company incurred a net loss for the fiscal year ended January 31, 2004 of $1,109,000 or ($0.48) per share compared to net loss for the fiscal year ended January 31, 2003 of $281,500 or ($0.19) per share.

FISCAL YEAR ENDED JANUARY 31, 2003 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
2002

      Sales for the fiscal year ended January 31, 2003 were $1,427,000 as compared with $488,200 for the fiscal year ended January 31, 2002, an increase of 192%. This increase in sales was primarily attributable to a significant increase in private label products sales to a major customer of approximately $833,500. The Company's major customer represented approximately $987,800 or 69.2% of sales for the fiscal year ended January 31, 2003.

      Cost of sales for the fiscal year ended January 31, 2003 were $783,000, or 54.9% of sales as compared with $303,700 or 62.2% of sales for the fiscal year ended January 31, 2002. This increase in cost of goods sold is primarily attributable to the increased sales for the period. The increase in gross profit percentage from 37.8% to 46.4% was due to the write-off of approximately $30,000 of obsolete inventory in the fiscal year 2002.

      Selling, general and administrative expenses increased 19.0% to $888,000 from $746,600 for the fiscal year ended January 31, 2003. The main reason for the increase was due to increased salary expense, consulting and professional fees. The $906,200 consisted mainly of personnel costs of approximately $410,600, legal and professional services of $190,700, $64,600 in travel and entertainment, $47,700 in selling expenses, $38,400 in net rent, $25,200 of insurance expense, and other expenses of approximately $129,000. During the fiscal year ended January 31, 2003, the Company incurred an expenditure of $1,000 in website costs as compared to $116,700 in the prior fiscal year related to the cost of closing the Company's previous website.

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

LIQUIDITY AND CAPITAL RESOURCES

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

      At January 31, 2004, the Company had cash of $2,337,200 as compared to cash of $160,500 on January 31, 2003. During the fiscal year ended January 31, 2004, cash used for operations was $920,800 as compared to $355,200 in the comparable period of the last fiscal year.

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

      From April through June 2002, the Company raised $195,000 ($190,000 net to the Company after offering expenses) in connection with the sale of 390,000 shares of common stock at $0.50 per share (before giving effect to the 1-for-25 reverse stock split). In November 2002, the Company borrowed $450,000 from Francis A. Newman and Richard Ullman (The Ullman Family Trust) and issued the 2002 Notes. Each of the 2002 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2002 Notes were for a term of three years. The 2002 Notes, including accrued and unpaid interest, if any, were convertible at any time prior to maturity at the option of the note holder into shares of the Company's common stock at a conversion price of $1.25 per share. The 2002 Notes, including accrued and unpaid interest, if any, were convertible at any time prior to maturity automatically if the Company completed an equity financing in which the Company obtained net proceeds of $2,000,000 or more, at a rate that is the lower of $1.25 per share or the price per share sold in the equity financing. If the price per share in such equity financing was equal to or less than $1.25, the 2002 Notes would be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing were more than $1.25, the 2002 Notes would be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants (see Note 5 to the Condensed Consolidated Financial Statements). At January 31, 2003, the outstanding balance of the 2002 Notes was $450,000 and accrued and unpaid interest was approximately $8,800. Mr. Newman and Mr. Ullman became directors and Mr. Newman also became Chief Executive Officer in March 2003. On July 31, 2003, the 2002 Notes were converted into 635,239 shares of the Company's common stock. (See Note 7 to the Condensed Consolidated Financial Statements).

      From April 29, 2003 to August 31, 2003, the Company borrowed an additional $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants (see Note 5 to the Condensed Consolidated Financial Statements). At January 31, 2004, the outstanding balance of the 2003 Notes was $3,127,500 and the accrued and unpaid interest was approximately $148,100.

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

CRITICAL ACCOUNTING POLICIES:
-----------------------------

      Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $3,300 at January 31, 2004. No allowance was considered necessary at January 31, 2003.

      Inventories - Inventories, which consist primarily of purchased finished foods, are stated at the lower of cost or market using the "first-in, first-out"
(FIFO) cost method.

      Patent Application Costs - Patent application costs relate to the Company's U.S. patent applications and consist primarily of legal fees, the underlying clinical studies and other direct fees. The recoverability of the patent application is dependent upon, among other factors, the success of the underlying clinical studies used to support the patent.

      Stock-Based Compensation - The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company recognizes no compensation expense related to employee stock options, as no options were granted at a price below the market price on the day of grant.

      Financial Accounting Statement No. 123 "Accounting for Stock Based Compensation" (FAS 123) which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application.

      Use of Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United State of America, management is required to make estimates and assumptions that affect the reported amounts of assets and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Item 7: FINANCIAL STATEMENTS

      See Financial Data Section appearing on pages F1-F18.

Item 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

Item 8A: CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely altering them to material information relating to us (including the Company's consolidated subsidiary) that is required to be included in the Company's periodic Security Exchange Commission reports.

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

      2.    Financial Statement Schedules

      Not applicable.

      3.    Exhibits

      See Exhibit Index

      (b)   Reports on Form 8-K:

      None

      (c)   Exhibits:

      The following exhibits are attached hereto and incorporated herein by reference.

EXHIBIT  EXHIBIT
NUMBER   DESCRIPTION
------   -----------

3.1* Employment Agreement dated March 1, 2003 by and between the registrant and Francis A. Newman.

3.2* Form of Subscription Agreement between Medical Nutrition USA, Inc. and Organics Corporation of America

3.3* Form of Subscription Agreement between Organics Corporation of America and Medical Nutrition USA, Inc.

3.4*     Product Development And Supply Agreement dated July 31, 2003

21.1*    Subsidiaries of the registrant

23.1*    Consent of Independent Accountants

24.1*    Power of Attorney (included after signatures below)

31.1*    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*    Certificate of Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350.

32.2*    Certificate of Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350.

----------
*Filed herewith.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information regarding the Company's principal accountant fees and services is set forth in "Proposal 2 - Ratification of Appointment of Independent Public Accountants" in the proxy statement. Such information is incorporated herein by reference.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: APRIL 28, 2004                   MEDICAL NUTRITION USA, INC.


                                        By: /s/ FRANCIS A. NEWMAN
                                           -------------------------------------
                                           Francis A. Newman, CEO

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page(s)
                                                                        -------

Independent Auditors' Report .........................................      F-2

Consolidated Balance Sheets at January 31, 2004 and 2003 .............      F-3

Consolidated Statements of Operations for the Years Ended
January 31, 2004 and 2003 ............................................      F-4

Consolidated Statements of Cash Flows for the Years Ended
January 31, 2004 and 2003 ............................................      F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
January 31, 2004 and 2003 ............................................      F-6

Notes to Consolidated Financial Statements ...........................  F-7-F-18

                     [LETTERHEAD OF GOLDSTEIN & GANZ, P.C.]

                          Independent Auditors' Report

To the Board of Directors of
Medical Nutrition USA, Inc.
(f/k/a Gender Sciences, Inc.)

      We have audited the accompanying consolidated balance sheets of Medical Nutrition USA, Inc. (f/k/a Gender Sciences, Inc.) as of January 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Nutrition USA, Inc. (f/k/a Gender Sciences, Inc.) as of January 31, 2004 and 2003, and the results of its operations and cash flows for each of the two years in the period ended January 31, 2004 and 2003 in conformity with auditing standards generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations, and net capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments relating to the recoverability or reclassification of any asset or liability that might result from the outcome of this uncertainty.

                                        /s/ Goldstein & Ganz, CPA's, PC
Great Neck, NY
March 31, 2004

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                        JANUARY 31,
                                                                    -----------------------------
                                                                         2004            2003
                                                                    ------------    ------------
Current assets:
     Cash                                                           $  2,337,200    $    160,500
     Accounts receivable, net of allowance of $3,300 and
         -0- at January 31, 2004 and 2003, respectively                  161,500         139,200
     Inventories                                                          93,900          39,800
     Other current assets                                                 75,700          14,100
                                                                    ------------    ------------
         Total current assets                                          2,668,300         353,600

Fixed assets, net of accumulated depreciation
     of $117,900 and $108,500, respectively                               32,500          24,400

Other assets:
     Security deposits                                                    15,300          15,200
     Investment in Organics Corporation of America                       125,000              --
     Intangible assets, net of amortization                               65,100          11,800
                                                                    ------------    ------------
                                                                    $  2,906,200    $    405,000
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                          $    322,300    $    269,300
       Customer deposits                                                   1,000           2,500
     Bank loan, current portion                                               --          11,000
     Loan payable- Officer and stockholder                                    --         441,100
                                                                    ------------    ------------
         Total current liabilities                                       323,300         723,900
Non-current Liabilities:
       Convertible notes payable                                       3,377,500         450,000
       Bank loan, net of current portion                                      --           1,100
                                                                    ------------    ------------
         Total liabilities                                             3,700,800       1,175,000
                                                                    ------------    ------------

Stockholders' Equity:
       Common stock, no par value; 70,000,000 shares authorized;
            2,783,759 and 1,564,387 shares issued and outstanding
            at January 31, 2004 and 2003, respectively                10,837,200       9,752,800
     Accumulated deficit                                             (11,621,400)    (10,512,400)
                                                                    ------------    ------------
                                                                        (784,200)       (759,600)
     Less:  treasury stock, at cost                                      (10,400)        (10,400)
                                                                    ------------    ------------
       Total stockholders' equity  (deficit)                            (794,600)       (770,000)
                                                                    ------------    ------------
                                                                    $  2,906,200    $    405,000
                                                                    ============    ============

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Years Ended January 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
Sales                                                $ 2,173,400    $ 1,427,000
Cost of Sales                                          1,127,500        783,000
                                                     -----------    -----------
      Gross Profit                                     1,045,900        644,000

Selling, general and administrative expenses           1,968,400        888,000
Web site costs                                            21,500          1,000
                                                     -----------    -----------
Operating (loss)                                        (944,000)      (245,000)
                                                     -----------    -----------

Other income (expense):
       Interest income                                    20,100          1,000
       Interest (expense)                               (185,100)       (37,500)
                                                     -----------    -----------
       Total other income (expense)                     (165,000)       (36,500)
                                                     -----------    -----------

Net (loss)                                           $(1,109,000)   $  (281,500)
                                                     ===========    ===========

Basic and diluted per share data:
Net (loss)                                           $     (0.48)   $     (0.19)
                                                     ===========    ===========

Weighted average number of shares outstanding          2,333,493      1,471,949
                                                     ===========    ===========

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended January 31,
                                                                                   --------------------------
                                                                                      2004           2003
                                                                                   -----------    -----------
Cash flows from operating activities:
Net (loss)                                                                         ($1,109,000)   ($  281,500)
Adjustments to reconcile net (loss) to net cash provided by (used for) operating activities:
         Depreciation and amortization                                                  10,400          7,800
         Employee compensation paid with common stock                                  205,900             --
         Change in operating assets and liabilities:
           Accounts receivable                                                         (22,300)       (61,600)
           Inventories                                                                 (54,100)        12,500
           Prepaid expenses and other current  assets                                  (61,600)       (13,200)
           Accounts payable and accrued expenses                                       111,400        (19,200)
           Customer deposits                                                            (1,500)            --
                                                                                   -----------    -----------
     Net cash used for operating activities                                           (920,800)      (355,200)
                                                                                   -----------    -----------

Cash flows from investing activities:
     Patent application cost                                                           (43,900)            --
     Purchase of equipment                                                             (18,300)        (4,800)
     Trademark costs                                                                    (9,600)       (13,600)
                                                                                   -----------    -----------
   Net cash used for investing activities                                              (71,800)       (18,400)
                                                                                   -----------    -----------
Cash flows from financing activities:
     Net proceeds from sale of common stock                                                 --        190,000
     Proceeds from sale of convertible promissory notes                              3,377,500        450,000
     Payment of loans from officers and stockholders                                  (196,100)      (110,400)
     Payment of bank borrowings                                                        (12,100)            --
                                                                                   -----------    -----------
     Net cash provided by financing activities                                       3,169,300        529,600
                                                                                   -----------    -----------

Increase in cash                                                                     2,176,700        156,000
Cash at beginning of year                                                              160,500          4,500
                                                                                   -----------    -----------

Cash at end of year                                                                $ 2,337,200    $   160,500
                                                                                   ===========    ===========

Supplemental information:
     Interest paid                                                                 $     7,500    $    25,800
                                                                                   ===========    ===========

                See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED JANUARY 31, 2004 AND 2003

                                           Common Stock
                                     -------------------------      Accumulated       Treasury        Total
                                      Shares         Amount           Deficit          Stock          Equity
                                     ---------     -----------     ------------      --------      -----------
Balance at January 31, 2002          1,174,387     $ 9,562,800     $(10,230,900)     $(10,400)     $  (678,500)

Proceeds from sales of shares of
Common stock                           390,000         190,000               --            --          190,000

Net (Loss)                                                             (281,500)                      (281,500)
                                     ---------     -----------     ------------      --------      -----------
Balance at January 31, 2003          1,564,387     $ 9,752,800     $(10,512,400)     $(10,400)     $  (770,000)
                                     =========     ===========     ============      ========      ===========

Share issued as payment for:
   Various liabilities                 761,706         753,500                                         753,500

   Compensation to Employees           291,000         205,900                                         205,900

   Acquisition of investment in
   Organic Corporation of America      166,666         125,000                                         125,000

Net (loss)                                                           (1,109,000)                    (1,109,000)
                                     ---------     -----------     ------------      --------      -----------
Balance January 31, 2004             2,783,759     $10,837,200     $(11,621,400)     $(10,400)     $  (794,600)
                                     =========     ===========     ============      ========      ===========

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

Note 1. Organization and Business:

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

Re-incorporation - On April 22, 2003, the Company held its annual shareholder meeting, at which the shareholders approved the re-incorporation of the Company. To implement this, the Company formed a new Delaware corporation, Medical Nutrition USA, Inc., a wholly owned subsidiary of the Company, which was then named Gender Sciences, Inc. The Company merged into Medical Nutrition USA, Inc. pursuant to an Agreement and Plan of Merger. As a result of the merger, Medical Nutrition USA, Inc. was the surviving entity. Pursuant to the merger agreement, each outstanding share of the Company's common stock automatically converted into one share of common stock of Medical Nutrition USA, Inc. upon the effective date of the merger. Each of the Company's shareholders owns shares in Medical Nutrition USA, Inc. in the same amount and percentage as they held the Company immediately before the re-incorporation.

Recapitalization - Effective as of the close of business on February 7, 2003, the Company implemented a one-for-twenty-five reverse split of the Company's outstanding shares of common stock. The effect of the reverse stock split was to reduce the outstanding shares from 39,109,680 to 1,564,387. The reverse stock split also affected options, warrants and other securities convertible into or exchangeable for shares of the Company's common stock that were issued and outstanding immediately prior to the effective time of the stock combination. Unless stated otherwise, all amounts reflected in the January 31, 2004 financial statements give effect to the reverse stock split.

Note 2. Significant Accounting Policies:

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries after elimination of inter-company accounts and transactions for ongoing activities.

Concentration of credit risk - The Company maintains its cash in several bank accounts at one high credit quality financial institution. The balances, at times, may exceed federally insured limits. At January 31, 2004, the Company had approximately $2.1 million in excess of FDIC insured limits.

The financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable.

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $3,300 at January 31, 2004. No allowance was considered necessary at January 31, 2003.

Inventories - Inventories, which consist primarily of purchased finished foods, are stated at the lower of cost or market using the "first-in, first-out" (FIFO) cost method.

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

Note 2. Significant Accounting Policies (continued):

Fixed Assets - Furniture, fixtures and equipment, and leasehold improvements are stated at cost and depreciated and amortized over their estimated useful lives, which range from 3 to 10 years. Depreciation is calculated using the straight-line method for financial reporting purposes. Expenditures for repairs and maintenance, which do not extend the useful life of the property, are expensed as incurred.

Patent Application Costs - Patent application costs relate to the Company's U.S. patent applications and consist primarily of legal fees, the underlying clinical studies and other direct fees. The recoverability of the patent application is dependent upon, among other factors, the success of the underlying clinical studies used to support the patent.

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

Revenue Recognition - The Company follows the guidance in the Securities and Exchange Commission's Staff Accounting Bulletin no. 101, "revenue recognition" ("SAB101"). Revenue is recognized when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectibility is reasonably assured. Revenue from product sales is recognized upon shipment of products to customers.

Stock-Based Compensation - The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company recognizes no compensation expense related to employee stock options, as no options were granted at a price below the market price on the day of grant.

Financial Accounting Statement No. 123 "Accounting for Stock Based Compensation" (FAS 123) which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 8 - Stockholders' Equity for pro forma disclosures required by FAS 123 plus additional information on the Company's stock options.

Earnings Per Share - The consolidated financial statement are presented in accordance with Statement of Financial Accounting Standards no. 128 (SFAS 128), "earnings Per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. In accordance with SFAS 128, diluted earnings per share are not presented in periods during which the Company incurred a loss from operations.

Amortization of Intangibles - In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS
142), "Goodwill and Other Intangible Assets".

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

Note 2. Significant Accounting Policies (continued):

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

Use of Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United State of America, management is required to make estimates and assumptions that affect the reported amounts of assets and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Reclassification - Certain amounts in the January 31, 2003 financial statements were reclassified to conform to the January 31, 2004 presentation.

Note 3. Fixed Assets:

      Fixed assets consisted of the following at January 31, 2004 and 2003, respectively:

                                                              January 31,
                                                       -------------------------
                                                         2004             2003
                                                       --------         --------
 Furniture, fixtures and equipment                     $121,900         $107,700
 Leasehold improvements                                  28,500           25,200
                                                       --------         --------
                                                        150,400          132,900
 Less:  Accumulated depreciation
        and amortization                                117,900          108,500
                                                       --------         --------
                                                       $ 32,500         $ 24,400
                                                       ========         ========

Note 4 - Investment in Organics Corporation of America:

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

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

Note 4 - Investment in Organics Corporation of America (continued):

(b) design, develop, implement, and provide merchantable and marketable products; and (c) maintain the confidentiality of all proprietary product technology (see Note 10 - "Commitments and Contingencies").

Note 5. Notes Payable:

Bank Loan

      The Company borrowed $50,000 from PNC Bank on January 29, 1998 bearing interest at 10.25%. During the fiscal year ended January 31, 1999, this loan was converted to an installment note. At January 31, 2003, the outstanding balance was approximately $12,100. During the third quarter ended October 31, 2003,the balance of the note was paid in full.

2002 8% Convertible Promissory Notes

      In November 2002, the Company borrowed $450,000 from two individuals and issued its 8% Convertible Promissory Notes (the "2002 Notes"). Subsequent to the loan transaction, one individual became a director of the Company and the other became a director and CEO of the Company. Each of the 2002 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2002 Notes were for a term of three years. The 2002 Notes, including accrued and unpaid interest, were convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $1.25 per share. The 2002 Notes, including accrued and unpaid interest, were convertible at any time prior to maturity automatically if the Company completed an equity financing in which the Company obtained net proceeds of $2,000,000 or more, at a price that is the lower of $1.25 per share or the price per share sold in the equity financing. In connection with this transaction, the Company also issued to the investors common stock purchase warrants at a ratio of one warrant for each share to be converted. The warrants can be exercised for a three-year period at a price of $1.25 per share. In connection with the issuance by the Company of its 2003 8% Convertible Promissory Notes and common stock purchase warrants (see below), the conversion rate of the 2002 Notes and the exercise price of the related common stock purchase warrants was changed to $0.75 per share. On July 31, 2003, the outstanding balance of the $450,000 and the accrued interest of $26,400 were converted into 635,239 shares of common stock of the Company. (See Note 8 - "Stockholders' Equity").

2003 8% Convertible Promissory Notes

      From April 29, 2003 to August 1, 2003, the Company borrowed an aggregate of $3,127,500 and issued its 8% Convertible Promissory Notes (the "2003 Notes"). Of the $3,127,500 borrowed, $1,342,500 was borrowed from seven affiliated parties who are officers, directors or entities affiliated with directors of the Company. The balance of $1,785,000 was borrowed from unaffiliated parties. Each of the 2003 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price that is the lower of $.75 per

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

Note 5. Notes Payable (continued):

share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants for each share to be converted. The warrants can be exercised for a three-year period at a price of $.75 per share. At January 31, 2004, the outstanding balance of the 2003 Notes was $3,127,500 and the accrued and unpaid interest was approximately $145,000.

December 2003 Convertible Promissory Notes

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

Interest accrues over the three-year term at a rate (up to a maximum of ten percent) to be determined by calculating one-half percent for each increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. The notes are convertible at any time at a conversion price per share of $2.25. The notes are unsecured and many be prepaid without penalty.

      Notes Payable at January 31, consisted of the following:

                                                                  2004         2003
                                                               ----------     --------
Convertible promissory note, bearing                           $3,127,500     $450,000
interest at 8% maturing at varying dates from April 29,
through August 1, 2006

Convertible promissory note, bearing
interest up to a maximum of 10%,
maturing in December 2006                                         250,000           --
Bank installment loans payable, bearing interest at 10.25%             --       12,100
                                                               ----------     --------
                                                                3,377,500      462,100

Less: current portion                                                  --       11,000
                                                               ----------     --------
Long term portion                                              $3,377,500     $451,100
                                                               ==========     ========

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

Note 6. Due to Officers and Stockholders:

During fiscal 2001 and 2002, the Company received various loans from an affiliate of the former Chairman of the Board of the Company. At January 31, 2003, the balance owed to this entity was $245,000. Interest accrued at 10% per year through April 30, 2002 and amounted to approximately $29,100, which is included in accrued expense at January 31, 2003. Effective May 1, 2002, this loan was converted to a one year, non-interest bearing loan. On January 14, 2003, in satisfaction and cancellation of the Company's obligations to the affiliate, the Company approved the following transaction: (a) in connection with the re-incorporation of the Company approved by the Company's shareholders on April 23, 2003, (i) the entire $245,000 principal amount owing to the affiliate was converted into 122,500 shares of the Company's common stock; (ii) the affiliate received a warrant to purchase 5,875 shares of common stock at an exercise price of $2.50 per share; and (iii) the affiliate received a warrant to purchase 5,750 shares of the Company's common stock at an exercise price of $2.50 per share; and (b) the affiliate was granted "piggyback" registration rights with respect to the shares issued upon conversion of the principal and the exercise of the warrants. Effective April 22, 2003, upon shareholder approval of the Company's re-incorporation in Delaware, the $245,000 principal amount of the loan was converted into 122,500 shares of common stock and accrued interest on the loan was converted into 11,625 warrants.

      In November 2001, Arnold and Myra Gans, President and Secretary of the Company, respectively, personally borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability to them and agreed to a repayment schedule equal to the repayment schedule of their loan. The balance at January 31, 2003, was approximately $139,100. Also included on the Company's balance sheet as "Due to officers and stockholder" at January 31, 2003 is unpaid payroll for Arnold and Myra Gans of $30,800 and $25,400, respectively. All unpaid payroll was paid in cash during the first quarter ended April 30, 2003. In August 2003, the officer's loan was repaid in full.

Note 7. Lease Commitments:

     The Company leases an office and warehouse facility in New Jersey under a lease, which expires in December 2004. Total gross rental expense for the year ended January 31, 2004 and 2003 was approximately $91,600 and $90,100, respectively. The future minimum annual rental payments for the year ending January 31, 2005 are $61,900.

      The Company sub-let (on a month to month basis) a portion of its facility to various entities at an annual rental income of approximately $44,700 and $42,100 for the years ended January 31, 2004 and 2003, respectively.

      The Company leases equipment under various operating leases. During the year ended January 31, 2004, the total payments under such leases were $7,000. The future minimum annual lease payments for the year ending January 31, 2005 are $3,700.

Note 8. Stockholders' Equity:

      All amounts have been restated for the February 7, 2003 one-for-twenty-five reverse stock split.

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

Note 8. Stockholders' Equity (continued):

Common Stock

      During the year ended January 31, 2004, the Company issued 291,000 shares of its common stock valued at $205,900 for the payment of incentive compensation to three of its officers. As further consideration for their efforts, four officers of the Company were issued, in the aggregate, options to purchase 500,000 shares of the Company's common stock at $2.00 per share and two employees were issued, in the aggregate, options to purchase 80,000 shares of the Company's common stock at $1.20 per share. As of January 31, 2004, none of the options were exercised.

      Additionally, during the year ended January 31, 2004, the Company issued 126,500 shares of its common stock in satisfaction of $248,000 of liabilities to certain related parties, which were reflected on the balance sheet at January 31, 2003 (see Note 6). In connection with the satisfaction of $245,000 of such liabilities, the Company also issued warrants to purchase 11,625 shares of common stock at an exercise price of $2.50 per share as consideration for accrued interest of $29,100. As of January 31, 2004, none of the warrants were exercised.

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

      In connection with the 2003 Notes (see Note 5 - "Convertible Promissory Notes 2003 Notes"), the Company issued 4,170,000 warrants, with a term of three years, to purchase the Company's common stock at $0.75 per share. As of January 31, 2004, none of the options were exercised.

Options

      The following table summarizes information concerning outstanding and exercisable options at January 31, 2004 (contractual life in years):

                                   Options Outstanding       Options exercisable
                                   -------------------       -------------------
                                   Weighted   Weighted
                                     avg.       avg.                    Weighted avg.
                                   exercise   exercise                    remaining
Range of prices        Number        life       price        Number        price
---------------        ------        ----       -----        ------        -----
    $0.30-$3.00       1,352,600       5        $ 1.25      1,348,600      $ 1.26
    $3.01-$7.50          43,400       1          7.40         43,400        7.40
   $7.51-$25.00         166,310       1         21.68        166,310       21.68
---------------------------------------------------------------------------------
   $0.30-$25.00       1,562,310       4        $ 3.60      1,558,310      $ 3.61
---------------------------------------------------------------------------------

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

Note 8. Stockholders' Equity (continued):

      In recognition of the need to improve the capital structure of the Company, effective May 15, 2002, two officers of the Company surrendered options to purchase 82,000 shares of the Company's common stock, which had been received prior to fiscal 2002.

      A summary of option transactions for the two years ended January 31, 2004, follows:

                                                                         Weighted
                                                                         Average
                                                            Options    option price
-----------------------------------------------------------------------------------
Outstanding at January 31, 2002                              528,310       $8.04
-----------------------------------------------------------------------------------
Granted                                                      506,000        0.58
Exercised                                                         --          --
Expired or Surrendered                                        82,000        0.75
-----------------------------------------------------------------------------------
Outstanding at January 31, 2003                              952,310        4.72
-----------------------------------------------------------------------------------
Granted                                                      610,000        1.86
Exercised                                                         --          --
Expired or Surrendered                                            --          --
-----------------------------------------------------------------------------------
Outstanding at January 31, 2004                            1,562,310       $3.60
-----------------------------------------------------------------------------------

Pro Forma Fair Value Disclosures

      Had compensation expense for the company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by FAS 123, the company's income from continuing operations and earnings per share for the two years ended January 31, 2004 and 2003 would have been impacted as shown in the following table:

                                             January 31, 2003   January 31, 2002
--------------------------------------------------------------------------------
Net Income (loss)
             As reported                       $  (1,109,000)     $    (281,500)
             Pro forma                         $  (1,490,900)     $  (1,148,755)
Basic and diluted earnings per share
             As reported                       $       (0.48)     $       (0.19)
             Pro forma                         $       (0.64)     $       (0.36)
--------------------------------------------------------------------------------

Warrants

In November 2002, in connection with the issuance of its 2002 8% Convertible Promissory Notes (see Note 5), the Company also issued, to the investors of the Notes, common stock purchase warrants (the Warrants) exercisable for an aggregate 600,000 shares of the Company's common stock, at $0.75 per share. Each of the warrants is substantially the same other than the number of shares of common stock for which each Warrant is exercisable. The Warrants may be exercised at any time, and from time to time, for a period of

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

Note 8. Stockholders' Equity (continued):

three years from issuance. The exercise price of the Warrants is based on the fair market value of the Company's common stock at the time of exercise, determined in accordance with respect to whether the Company's common stock is then trading on a stock exchange, Nasdaq, other quotation system or otherwise. In the event that the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price per share that is less than the then-current exercise price of the Warrant, the exercise price of the Warrant shall be adjusted to such lower price in the equity financing. The Warrants also contain anti-dilution protection in the event of stock splits, stock dividends, reorganization or other similar events.

      In July 2003, in connection with the issuance of the Company's 2003 8% convertible promissory notes, certain shareholders who purchased 390,000 shares of the Company's common stock with specific anti-dilution provisions in April 2002 received warrants to purchase 730,000 shares of common stock at $0.50 per share in exchange for foregoing any future rights to additional shares under the anti-dilution provisions. The warrants have a term of three years. At January 31, 2004, none of the warrants were exercised.

2000 Long-Term Incentive Stock Plan

      On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the Plan). Under the Plan, the Company may grant stock options, stock appreciation rights (SAR's) or stock awards. All employees of the Company are eligible to participate in the Plan. The Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At January 31, 2004, no options were granted from the Plan.

Note 9. Income Taxes:

      The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carryforwards due to the uncertainty that future years will provide income to be offset by such available benefits. The Company and its subsidiaries have net operating loss carryforwards of approximately $8,090,200 , which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $2,831,600 as of January 31, 2004, with a valuation allowance of an equal amount.

As a result of losses incurred through January 31, 2004, the Company has a net operating loss carryforward of approximately $8,090,200. The losses expire through 2024.

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

Note 10. Commitments and Contingencies:

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

Going Concern

      For the year ended January 31, 2004, the Company's sales increased to $2,173,400 from $1,427,000 in the prior year. However, the net loss increased to $1,109,000 in the year ended January 31, 2004, from $281,500 in the year ended January 31, 2003.

      Although the Company's working capital and current ratio have improved, the fact that the Company has continued to sustain losses creates uncertainty about the Company's ability to continue as a going concern.

      Management of the Company has implemented a plan to improve cash flow through expanding operations by utilizing funds raised through the issuance of debt (See Note 5 - Notes Payable). Presently, management's efforts and the Company's resources are primarily being directed toward expanded distribution of its Pro-Stat(TM) liquid protein into the long-term care market, bariatric surgery,and private label sales to existing customers.

      The Company raised $3,127,500 in its most recent round of financing. The Company believes that it has sufficient liquidity to meet its operating cash requirements for the planned level of operations during the fiscal year ending January 31, 2005, as long as its current level of sales continues at the same rate or increases. The Company's future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales. Should the Company require additional financing, there can be no assurance that financing will be available, or if available, that it will be on terms acceptable to the Company. If the Company were unable to fund its operating cash flow needs, the Company would be required to curtail its plans to expand operations.

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

Note 10. Commitments and Contingencies (continued):

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Employment Contracts

      Effective March 7, 2003, the Company entered into a three-year employment agreement with Mr. Francis A. Newman, Chief Executive Officer. This agreement provides for a base salary, which was $135,000 at January 31, 2004 to be increased to $150,000 based upon review and the continued progress of the Company. The employment agreement further provides for 1) annual salary increases at the discretion of the Board of Directors (limited to 10%), 2) annual incentive bonus in an amount up to 100% of base salary if the Company achieves agreed upon targets, and 3) 250,000 shares of restricted common stock (which vested 100% on the first anniversary of the agreement). Additionally, Mr. Newman is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

      Effective January 1, 2003, the Company entered into a three-year employment agreement with Mr. Arnold Gans, President. The agreement provides for a base salary which was $144,000 at January 31, 2004 to be increased to $160,000 based upon review by the Compensation Committee of the Board of Directors and the continued progress of the Company. The employment agreement further provides for annual salary increases at the discretion of the Board of Directors (limited to 10%) and an annual incentive bonus in an amount up to 100% of Mr. Gans' base salary if the Company achieves agreed upon targets. Additionally, Mr. Gans is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

      Effective January 1, 2003, the Company entered into a three-year employment agreement with Mrs. Myra Gans, Executive Vice-President. The agreement provides for a base salary which was $99,000 at January 31, 2004 to be increased to $110,000 based upon review by the Compensation Committee of the Board of Directors and the continued progress of the Company. The employment agreement further provides for annual salary increases at the discretion of the Board of Directors (limited to 10%) and an annual incentive bonus in an amount up to 50% of Mrs. Gans' base salary if the Company achieves agreed upon targets. Additionally, Mrs. Gans is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

Bonus Award Plan

      Effective as of April 22, 2003, the board adopted the 2003 Omnibus Equity Incentive Plan (the Plan). The purpose of the plan is to promote the long-term success of the company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and (c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or nonstatutory stock options) or stock appreciation rights. As of January 31, 2004 no awards were issued from the Plan.

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

Note 11. Major Customers:

      For the years ended January 31, 2004 and 2003, one customer was responsible for approximately $1,354,900 and $988,000 in sales, representing 62% and 70% of the Company's sales, respectively.

Note 12. Quarterly Results of Operations (unaudited):

      Below is a summary of the quarterly results of operations for each quarter of the years ended January 31, 2004 and 2003:

2004                         First        Second         Third         Fourth
----                         -----        ------         -----         ------
Sales                     $ 236,000     $ 620,700      $ 784,700     $ 532,000
Gross Profit                120,400       303,900        379,600       242,000
Net Income (loss)          (529,100)     (143,400)      (166,200)     (270,300)
Net Income (loss) per
common share                  (0.30)        (0.07)         (0.06)        (0.10)

2003
----
Sales                     $ 318,500     $ 411,000      $ 363,800     $ 333,700
Gross Profit                147,800       189,800        171,600       153,000
Net Income (loss)           (40,800)        8,300        (72,800)     (176,200)
Net Income (loss) per
common share                  (0.03)         0.01          (0.05)        (0.11)

                               ADDITIONAL EXHIBITS

3.1* Employment Agreement dated March 1, 2003 by and between the registrant and Francis A. Newman.

3.2* Form of Subscription Agreement between Medical Nutrition USA, Inc. and Organics Corporation of America

3.3* Form of Subscription Agreement between Organics Corporation of America and Medical Nutrition USA, Inc.

3.4*  Product Development And Supply Agreement dated July 31, 2003

21.1* Subsidiaries of the registrant