Form 10QSB
period 2004-04-30
MEDICAL NUTRITION USA INC
filed 2004-06-10
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER  0-18349
                                                ---------


                           MEDICAL NUTRITION USA, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                     11-3686984
     -------------------------------                  -------------------
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


               10 WEST FOREST AVENUE, ENGLEWOOD, NEW JERSEY  07631
               ----------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


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

                2,783,759 shares of Common Stock at June 4, 2004

Transitional Small Business Disclosure Format (check one: Yes [ ]  No [X])

                           MEDICAL NUTRITION USA, INC.

                               FORM 10QSB - INDEX

                                                                         Page(s)
                                                                         -------

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets at April 30, 2004 (unaudited)
          and January 31, 2004 (audited)                                      3

         Consolidated Statements of Operations for the Three
          Month Periods Ended April 30, 2004 and 2003 (unaudited)             4

         Consolidated Statements of Cash Flows for the Three
          Month Periods Ended April 30, 2004 and 2003 (unaudited)             5

         Consolidated Statements of Stockholders' Equity for the Three
          Month Period Ended April 30, 2004 (unaudited)                       6

         Notes to Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          14

Item 3.  Controls and Procedures                                             17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities                                               18

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    19

Signatures

                                     PART I
                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1.  Financial Statements
-----------------------------


                           MEDICAL NUTRITION USA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 April 30,      January 31,
                                                                   2004            2004
                                                               ------------    ------------
ASSETS

Current assets:
   Cash                                                        $  1,814,300    $  2,337,200
   Accounts receivable, net of allowance of $3,300
   at April 30, 2004 and January 31, 2004, respectively             725,300         161,500
   Inventories                                                      112,000          93,900
   Other current assets                                              62,800          75,700
                                                               ------------    ------------

       Total current assets                                       2,714,400       2,668,300

   Fixed assets, net of accumulated depreciation
    of $117,900 and $108,500, respectively                           32,000          32,500

Other assets:
   Security deposits                                                 22,700          15,300
   Investment in Organics Corporation of America                    125,000         125,000
   Intangible assets, net of amortization                            76,200          65,100
                                                               ------------    ------------
                                                               $  2,970,300       2,906,200
                                                               ============       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                       $    438,400    $    322,300
   Customer deposits                                                 14,300           1,000
                                                               ------------    ------------

       Total current liabilities                                    452,700         323,300
Non-current Liabilities:
   Convertible notes payable                                      3,377,500       3,377,500
                                                               ------------    ------------
       Total liabilities                                          3,830,200       3,700,800
                                                               ------------    ------------
Stockholders' Equity:
   Common stock, no par value; 70,000,000 shares authorized;
    2,783,759 issued and outstanding
    at April 30, 2004 and January 31, 2004                       10,837,200      10,837,200

   Accumulated deficit                                          (11,686,700)    (11,621,400)
                                                               ------------    ------------
                                                                   (849,500)       (784,200)
   Less: treasury stock, at cost                                    (10,400)        (10,400)
                                                               ------------    ------------
   Total stockholders' equity  (deficit)                           (859,900)       (794,600)
                                                               ------------    ------------
                                                               $  2,970,300    $  2,906,200
                                                               ============    ============

            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED
                                                          APRIL 30,
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------
Sales                                            $  1,240,700   $    229,000
Cost of Sales                                         635,600        121,800
                                                 ------------   ------------

  Gross Profit                                        605,100        107,200

Selling, general and administrative expenses          610,800        628,700
Web site costs                                            200             --
                                                 ------------   ------------

Operating Income (loss)                                (5,900)      (521,500)
                                                 ------------   ------------
Other income (expense):
      Interest income                                   7,200            300
      Interest (expense)                              (66,600)        (7,900)
                                                 ------------   ------------

      Total other income (expense)                    (59,400)        (7,600)
                                                 ------------   ------------

Net (loss)                                       $    (65,300)  $   (529,100)
                                                 ============   ============
Basic and diluted per share data:
Net (loss)                                       $      (0.02)  $      (0.30)
                                                 ============   ============

Weighted average number of shares outstanding       2,783,759      1,765,994
                                                 ============   ============

            See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS ENDED
                                                                              APRIL 30,
                                                                     ---------------------------
                                                                         2004           2003
                                                                     ------------   ------------
Cash flows from operating activities:
   Net (loss)                                                        $    (65,300)  $   (529,100)
   Adjustments to reconcile net (loss) to net
    cash provided by (used for) operating activities:
      Depreciation and amortization                                         3,400          1,500
      Employee compensation paid with common stock                             --        205,900
      Change in operating assets and liabilities:
        (Increase) decrease in accounts receivable                       (563,800)        83,300
        (Increase) decrease in inventories                                (18,100)      (118,800)
        (Increase) decrease in prepaid expenses and other assets           12,900          1,400
        (Decrease) increase in accounts payable                           116,200         99,500
        (Decrease) increase in customer deposits                           13,300        113,300
                                                                     ------------   ------------
   Net cash used for operating activities                                (501,400)      (143,000)
                                                                     ------------   ------------
Cash flows from investing activities:
   Purchase of equipment                                                   (1,800)       (15,700)
   Payment of capitalized patent costs                                     (7,700)            --
   Payment of trademark costs                                              (4,600)        (3,100)
   Payment of security deposits                                            (7,400)        (4,600)
                                                                     ------------   ------------

   Net cash used for investing activities                                 (21,500)       (23,400)
                                                                     ------------   ------------
Cash flows from financing activities:
   Sale of convertible notes                                                   --        730,000
   Payment of notes payable                                                    --         (2,100)
   Payment of loans from officers and stockholders                             --           (800)
                                                                     ------------   ------------

   Net cash provided by financing activities                                   --        727,100
                                                                     ------------   ------------

Increase (decrease) in cash                                              (522,900)       560,700
Cash at beginning of period                                             2,337,200        160,500
                                                                     ------------   ------------
Cash at end of period                                                $  1,814,300   $    721,200
                                                                     ============   ============
Supplemental information:
   Interest paid                                                               --   $      4,900
                                                                     ============   ============

            See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED APRIL 30, 2004

                                     Common Stock
                              ---------------------------    Accumulated      Treasury          Total
                                 Shares         Amount         Deficit         Stock            Equity
                              ------------   ------------   ------------    ------------    ------------
Balance at January 31, 2004      2,783,759   $ 10,837,200   $(11,621,400)   $    (10,400)   $   (794,600)

Net (loss)                              --             --        (65,300)             --         (65,300)
                              ------------   ------------   ------------    ------------    ------------

Balance at April 30, 2004        2,783,759   $ 10,837,200   $(11,686,700)   $    (10,400)   $   (859,900)
                              ============   ============   ============    ============    ============

            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2004

Note 1. Organization and Business:
        -------------------------

Medical Nutrition USA, Inc. (the "Company") develops and distributes nutrition-medicine products for sale to long-term care facilities, hospitals, dialysis clinics, bariatric surgery clinics, physicians, and marketing companies (under private label or licensing agreements).

Re-incorporation - On April 22, 2003, the Company held its annual shareholder meeting, at which the shareholders approved the re-incorporation of the Company. To implement this, the Company formed a new Delaware corporation, Medical Nutrition USA, Inc., a wholly owned subsidiary of the Company, which was then named Gender Sciences, Inc. The Company merged into Medical Nutrition USA, Inc. pursuant to an Agreement and Plan of Merger. As a result of the merger, Medical Nutrition USA, Inc., A Delaware corporation, was the surviving entity. Pursuant to the merger agreement, each outstanding share of the Company's common stock automatically converted into one share of common stock of Medical Nutrition USA, Inc. upon the effective date of the merger. Each of the Company's shareholders owns shares in Medical Nutrition USA, Inc. in the same amount and percentage as they held the Company immediately before the re-incorporation.

Recapitalization - Effective as of the close of business on February 7, 2003, the Company implemented a one-for-twenty-five reverse split of the Company's outstanding shares of common stock. The effect of the reverse stock split was to reduce the outstanding shares from 39,109,680 to 1,564,387. The reverse stock split also affected options, warrants and other securities convertible into or exchangeable for shares of the Company's common stock that were issued and outstanding immediately prior to the effective time of the stock combination. Unless stated otherwise, all amounts reflected in these financial statements give effect to the reverse stock split.

Note 2. Significant Accounting Policies:
        -------------------------------

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries after elimination of inter-company accounts and transactions for ongoing activities.

Concentration of credit risk - The Company maintains its cash in several bank accounts at one high credit quality financial institution. The balances, at times, may exceed federally insured limits. At April 30, 2004, the Company had approximately $1.7 million in excess of FDIC insured limits.

The financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable.

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $3,300 at April 30, 2004 and January 31, 2004.

Inventories - Inventories, which consist primarily of purchased finished foods, are stated at the lower of cost or market using the "first-in, first-out" (FIFO) cost method.

                           MEDICAL NUTRITION USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2004

Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

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

Revenue Recognition - The Company recognizes revenue when all four of the following conditions exist: persuasive evidence of an arrangement exists; product is shipped to customers; the price is fixed or determinable; and collectibility is reasonably assured.

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

Financial Accounting Statement No. 123 "Accounting for Stock Based Compensation" (FAS 123) which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application..

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

                           MEDICAL NUTRITION USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2004

Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

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

Reclassification - Certain amounts in prior financial statements were reclassified to conform to the April 30, 2004 presentation.

Note 3. Fixed Assets:
        ------------

Fixed assets consisted of the following at April 30, 2004 and January 31, 2004, respectively:

                                                   April 30,     January 31,
                                                     2004           2004
                                                 ------------   ------------
         Furniture, fixtures and equipment       $    121,900   $    121,900
         Leasehold improvements                        30,200         28,500
                                                 ------------   ------------
                                                      152,100        150,400
         Less:  Accumulated depreciation
                and amortization                      120,100        117,900
                                                 ------------   ------------
                                                 $     32,000   $     32,500
                                                 ============   ============

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

                           MEDICAL NUTRITION USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2004

Note 4 - Investment in Organics Corporation of America (continued):
         ---------------------------------------------------------

(b) design, develop, implement, and provide merchantable and marketable products; and (c) maintain the confidentiality of all proprietary product technology (see Note 9 - "Commitments and Contingencies").

Note 5. Notes Payable:
        -------------

2003 8% Convertible Promissory Notes
------------------------------------

From April 29, 2003 to August 1, 2003, the Company borrowed an aggregate of $3,127,500 and issued its 8% Convertible Promissory Notes (the "2003 Notes"). Of the $3,127,500 borrowed, $1,342,500 was borrowed from seven affiliated parties who are officers, directors or entities affiliated with directors of the Company. The balance of $1,785,000 was borrowed from unaffiliated parties. Each of the 2003 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price that is the lower of $.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants for each share to be converted. The warrants can be exercised for a three-year period at a price of $.75 per share. At January 31, 2004, the outstanding balance of the 2003 Notes was $3,127,500 and the accrued and unpaid interest was approximately $214,800.

December 2003 Convertible Promissory Notes
------------------------------------------

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

                           MEDICAL NUTRITION USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2004

Note 5. Convertible Notes Payable (continued):
        -------------------------------------

Notes Payable at April 30, 2004, consisted of the following:

         Convertible promissory note, bearing
         interest at 8% maturing at varying dates from April 29,
         through August 1, 2006                                     $ 3,127,500

         Convertible promissory note, bearing
         interest up to a maximum of 10%,
         maturing in December 2006                                      250,000
                                                                    -----------

         Total convertible notes payable                            $ 3,377,500
                                                                    ===========

Note 6. Lease Commitments:
        -----------------

The Company leases an office and warehouse facility in New Jersey under a lease, which expires in December 2004. Total gross rental expense for the three months ended April 30, 2004 was approximately $25,900. The future minimum annual rental payments for the year ending January 31, 2005 are $36,000.

The Company sub-lets (on a month to month basis) a portion of its facility to various entities at an annual rental income of approximately $3,745 per month. Rent income for the three months ended April 30, 2004 was approximately $11,200.

The Company leases equipment under various operating leases. During the three months ended April 30, 2004, the total payments under such leases were approximately $7,000. The future minimum annual lease payments for the balance of the year ending January 31, 2005 are $5,300.

Note 7. Stockholders' Equity:
        --------------------

Options
-------

A summary of option transactions for the three months ended April 30, 2004, follows:

                                                             Weighted
                                                             Average
                                               Options     option price
                                            ------------   ------------
         Outstanding at January 31, 2004       1,598,310   $       3.52
                                            ------------   ------------

         Granted                                 457,500           1.90
         Exercised                                    --             --
         Expired or Surrendered                       --             --
                                            ------------   ------------
         Outstanding at April 30, 2004         2,055,810   $       3.16
                                            ------------   ------------

                           MEDICAL NUTRITION USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2004

Note 8. Income Taxes:
        ------------

The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carryforwards due to the uncertainty that future years will provide income to be offset by such available benefits. At April 30, 2004, the Company and its subsidiaries have net operating loss carryforwards of approximately $8,155,600, which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $2,854,500 as of April 30, 2004, with a valuation allowance of an equal amount. These net operating loss carry forwards expire through 2025.

Note 9. Commitments and Contingencies:
        -----------------------------

Government Regulations
----------------------

The Company's nutritional and health products are produced by third parties in various plants under applicable government regulations. The Company depends upon its vendors to comply with such regulations. Failure by such vendors to comply with the applicable regulations could result in fines and/or seizure of the food products. Presently, the Company is not a party to any such lawsuits.

Product Development and Supply Agreement
----------------------------------------

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

Employment Contracts
--------------------

Effective March 7, 2003, the Company entered into a three-year employment agreement with Mr. Francis A. Newman, Chief Executive Officer. This agreement provides for a base salary, which was $135,000 at January 31, 2004 to be increased to $150,000 based upon review and the continued progress of the Company. The employment agreement further provides for 1) annual salary increases at the discretion of the Board of Directors (limited to 10%), and 2) annual incentive bonus in an amount up to 100% of base salary if the Company achieves agreed upon targets. Additionally, Mr. Newman is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

Effective January 1, 2003, the Company entered into a three-year employment agreement with Mr. Arnold Gans, President. The agreement provides for a base salary which was $144,000 at January 31, 2004 to be increased to $160,000 based upon review by the Compensation Committee of the Board of Directors and the

                           MEDICAL NUTRITION USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2004

Note 9. Commitments and Contingencies (continued):
        -----------------------------------------

Employment Contracts (continued)
--------------------------------

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

Effective January 1, 2003, the Company entered into a three-year employment agreement with Mrs. Myra Gans, Executive Vice-President. The agreement provides for a base salary, which was $99,000 at January 31, 2004 to be increased to $110,000 based upon review by the Compensation Committee of the Board of Directors and the continued progress of the Company. The employment agreement further provides for annual salary increases at the discretion of the Board of Directors (limited to 10%) and an annual incentive bonus in an amount up to 50% of Mrs. Gans' base salary if the Company achieves agreed upon targets. Additionally, Mrs. Gans is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

Bonus Award Plan
----------------

Effective as of April 22, 2003, the board adopted the 2003 Omnibus Equity Incentive Plan (the Plan). The purpose of the plan is to promote the long-term success of the company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and (c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or nonstatutory stock options) or stock appreciation rights. During the three-month period ended April 30, 2004, the Company issued options to purchase 457,500 shares of the Company's Common Stock to five employees. The exercise price of the options was $1.90 and the options expire on March 17, 2014. As of April 30, 2004, none of the options were exercised.


Note 10. Major Customers:
         ---------------

For the three months ended April 30, 2004, one customer was responsible for approximately $647,000 in sales, representing 52% of the Company's sales.

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

Results of Operations
---------------------

         The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included elsewhere in this report.

         In the past, the Company's quarterly operating results have fluctuated significantly primarily because its customers' promotional schedules result in large monthly and quarterly variations in its sales of private label products. The Company recently began implementing a new business strategy to increase sales of its branded products, which have in the past sold more consistently on a monthly and quarterly basis. The extent to which this may contribute to reduced fluctuations in quarterly operating results is not yet known.

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003

         Sales for the three months ended April 30, 2004 were $1,240,700 as compared with $229,000 for the three months ended April 30, 2003, an increase of 442%. This increase was primarily attributable to an increase in private label sales to approximately $732,200 from $162,100 in the prior comparable period and an increase of branded product sales to approximately $508,500 from $66,900.

         Cost of sales for the three months ended April 30, 2004 was $635,600 or 51.2% of sales, as compared with $121,800 for the three months ended April 30, 2003, or 53.2% of sales. Gross profit percentage increased from 46.8% to 48.8% for the three months ended April 30, 2004 compared to the three months ended April 30, 2003. This increase in gross profit percentage was primarily due to an increase in branded product sales.

         Selling, general and administrative expenses for the three months ended April 30, 2004, decreased by $17,900 to $610,800, from $628,700 for the prior comparable period. For the three months ended April 30, 2004 selling, general and administrative expenses consisted of personnel costs of approximately $222,200; selling and marketing expenses of approximately $294,800; legal and professional costs of approximately $34,600; and other operating costs of approximately $59,200.

         Interest expense was $66,600 for the three months ended April 30, 2004 and interest income was $7,200 for the three months ended April 30, 2004, as compared to interest expense of $7,900 and $300 interest income during the comparable prior period. The increase in interest expense was primarily due to the interest on convertible promissory notes issued during 2003.

         For the three months ended April 30, 2004, the Company incurred an operating loss of $5,900 as compared to an operating loss of $521,500 for the three months ended April 30, 2003. This decrease in the operating loss was primarily due to an increase in gross profit of $497,900.

         The Company incurred a net loss for the three months ended April 30, 2004 of $65,300 or ($.02) per share compared to net loss for the three months ended April 30, 2003 of $529,100 or ($.30) per share.

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

         At April 30, 2004, the Company had cash of $1,814,300 as compared to cash of $2,337,200 on January 31, 2004. One of the primary reasons for this decrease was an increase in accounts receivable of $563,800. During the three months ended April 30, 2004, cash used for operations was $501,400 as compared to $143,000 in the comparable prior year quarter.

         From April 29, 2003 to August 31, 2003, the Company borrowed an additional $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. At April 30, 2004, the outstanding balance of the 2003 Notes was $3,127,500 and the accrued and unpaid interest was approximately $214,800.

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

         The Company's future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales. Should the Company require additional financing, there can be no assurance that financing will be available, or if available, that it will be on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs, the Company would be required to reduce its operations.

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

ITEM 3.  Controls And Procedures

         (a) The Company carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure, controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) that is required to be included in the Company's periodic Securities and Exchange Commission reports.

         (b) There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

         None.

ITEM 2.  Changes in Securities
         ---------------------

         None

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

ITEM 5.  Other Information
         -----------------

         None.

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      Exhibits

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

                  32. Certification of Chief Executive Officer and Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MEDICAL NUTRITION USA, INC.

Dated June 10, 2004                    By: /s/ FRANCIS A. NEWMAN
                                           -------------------------------------
                                           Francis A. Newman
                                           Chief Executive Officer