Form 10QSB
period 2004-07-31
MEDICAL NUTRITION USA INC
filed 2004-09-14
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JULY 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18349

                             ----------------------

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

             2, 837, 825 shares of Common Stock at September 7, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                           MEDICAL NUTRITION USA, INC.

                               FORM 10QSB - INDEX

                                                                         Page(s)
                                                                         -------

PART I.   FINANCIAL INFORMATION                                             3

Item 1.   Financial Statements

          Consolidated Balance Sheets at July 31, 2004 (unaudited)
          and January 31, 2004 (audited)                                    3

          Consolidated Statements of Operations for the Three and Six
          Month Periods Ended July 31, 2004 and 2003 (unaudited)            4

          Consolidated Statements of Cash Flows for the Six
          Month Periods Ended July 31, 2004 and 2003 (unaudited)            5

          Consolidated Statements of Stockholders' Equity for the Six
          Month Period Ended July 31, 2004 (unaudited)                      6

          Notes to Condensed Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        14

Item 3.   Controls and Procedures                                          16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                17

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      17

Item 3.   Defaults Upon Senior Securities                                  17

Item 4.   Submission of Matters to a Vote of Security Holders              17

Item 5.   Other Information                                                18

Item 6.   Exhibits                                                         18

Signatures

                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1.   Financial Statements
------------------------------

                                 MEDICAL NUTRITION USA, INC.

                                 CONSOLIDATED BALANCE SHEETS


                                                                     JULY          JANUARY
                                                                   31, 2004        31, 2004
                                                                 ------------    ------------

ASSETS

Current Assets:
  Cash                                                           $  2,028,000    $  2,337,200
  Accounts receivable, net of allowance of $6,200 and
    $3,300 at July 31, 2004 and January 31, 2004, respectively        581,000         161,500
  Inventories                                                         110,200          93,900
  Other current assets                                                 29,000          75,700
                                                                 ------------    ------------
    Total current assets                                            2,748,200       2,668,300

  Fixed assets, net of accumulated depreciation of
    $124,300 and $117,900, respectively                                41,400          32,500
                                                                 ------------    ------------

Other assets:
  Security Deposits                                                    22,700          15,300
  Investment in Organics Corporation of America                       125,000         125,000
  Intangible assets, net of amortization                               83,800          65,100
                                                                 ------------    ------------
                                                                 $  3,021,100    $  2,906,200
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                               525,800         322,300
  Customer deposits                                                     1,900           1,000
                                                                 ------------    ------------
    Total current liabilities                                         527,700         323,300

Non-current Liabilities:
Convertible promissory notes                                        3,377,500       3,377,500
                                                                 ------------    ------------
    Total Liabilities                                               3,905,200       3,700,800

Shareholders' Equity:
Common stock, no par value; 70,000,000 shares authorized;
2,783,759 issued and outstanding at July 31, 2004 and
January 31, 2004                                                   10,837,200      10,837,200
  Accumulated deficit                                             (11,710,900)    (11,621,400)
                                                                 ------------    ------------
                                                                     (873,700)       (784,200)
  Less: treasury stock, at cost                                       (10,400)        (10,400)
                                                                 ------------    ------------
  Total stockholders' equity (deficit)                               (884,100)       (794,600)
                                                                 ------------    ------------
                                                                    3,021,100       2,906,200
                                                                 ============    ============

                  See notes to condensed consolidated financial statements.

                                       MEDICAL NUTRITION USA, INC.
                                       ---------------------------

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  -------------------------------------


                                                    SIX MONTHS ENDED              THREE MONTHS ENDED
                                                         JULY 31,                      JULY 31,
                                                --------------------------    --------------------------
                                                   2004           2003           2004           2003
                                                -----------    -----------    -----------    -----------

Sales                                           $ 2,357,500    $   856,700    $ 1,116,900    $   620,700
Cost of sales                                     1,200,400        445,400        571,800        323,300
                                                -----------    -----------    -----------    -----------

Gross profit                                      1,157,100        411,300        545,100        297,400
                                                -----------    -----------    -----------    -----------

Selling, general and administrative expenses      1,127,300      1,039,800        509,600        404,400

Operating Income (loss)                              29,800       (628,500)        35,500       (107,000)
                                                -----------    -----------    -----------    -----------

Other income (expense)
  Interest income                                    15,100          3,100          8,000          2,800
  Interest expense                                 (134,400)       (47,100)       (67,700)       (39,200)
                                                -----------    -----------    -----------    -----------

Total other income (expense)                       (119,300)       (44,000)       (59,700)       (36,400)
                                                -----------    -----------    -----------    -----------

Net (loss)                                      ($   89,500)   ($  672,500)   ($   24,200)   ($  143,400)
                                                ===========    ===========    ===========    ===========

Basic and diluted per share data:
Net (loss)                                      ($     0.03)   ($     0.36)   ($     0.01)   ($     0.07)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding     2,783,759      1,875,730      2,783,759      1,981,887
                                                ===========    ===========    ===========    ===========

                        See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                           ---------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                          SIX MONTHS ENDED
                                                              JULY 31,
                                                     --------------------------
                                                        2004           2003
                                                     -----------    -----------

Operating Activities:
  Net income (loss)                                  $   (89,500)   $  (672,500)
  Adjustments to reconcile net cash (used for)
    operating activities:
      Depreciation expense and amortization                7,200          3,000
      Employee compensation paid with common stock            --        205,900
  Changes in operating assets and liabilities:
    Accounts receivable                                 (419,500)        33,400
    Inventory                                            (16,300)       (85,600)
    Prepaid expenses                                      46,700        (91,600)
    Accounts payable                                     203,500        (28,700)
    Customer deposits                                        900          1,700
                                                     -----------    -----------
Net cash (used for) operating activities                (267,000)      (634,400)
                                                     -----------    -----------

Investing Activities:
  Acquisition of property and equipment                  (15,400)       (20,800)
  Trademark costs                                         (6,800)        (3,600)
  Capitalized patent costs                               (12,600)
  Payment of security deposits                            (7,400)        (4,600)
                                                     -----------    -----------
Net cash (used for) investing activities                 (42,200)       (29,000)
                                                     -----------    -----------

Financing Activities:
  Proceeds from note payable                                  --         48,100
  Payment of long-term debt                                   --        (13,000)
  Payment of shareholder loans                                --        (73,300)
  Proceeds from sale of convertible notes                     --      1,997,500
                                                     -----------    -----------
Net cash provided by financing activities                     --      1,959,300
                                                     -----------    -----------

Net increase (decrease) in cash                         (309,200)     1,295,900
Cash - beginning of period                             2,337,200        160,500
                                                     -----------    -----------

Cash - end of period                                 $ 2,028,000    $ 1,456,400
                                                     ===========    ===========

Supplemental information:
  Interest paid during the period                    $        --    $     8,900
                                                     ===========    ===========
  Taxes paid during the period                       $     9,900    $     2,400
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

                                       MEDICAL NUTRITION USA, INC.
                                       ---------------------------

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              ----------------------------------------------

                                  FOR THE SIX MONTHS ENDED JULY 31, 2004
                                  --------------------------------------


                                       Common Stock
                                 ------------------------   Accumulated       Treasury         Total
                                   Shares       Amount        Deficit          Stock           Equity
                                 ---------   ------------   ------------    ------------    ------------

Balance at January 31, 2004      2,783,759   $ 10,837,200   $(11,621,400)   $    (10,400)   $   (794,600)

Net (loss)                              --             --        (89,500)             --         (89,500)
                                 ---------   ------------   ------------    ------------    ------------

Balance at July 31, 2004         2,783,759   $ 10,837,200   $(11,710,900)   $    (10,400)   $   (884,100)


                         See notes to condensed consolidated financial statements

                           MEDICAL NUTRITION USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2004


Note 1.  Organization and Business:
         -------------------------

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

Note 2.  Significant Accounting Policies:
         -------------------------------

         Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries after elimination of inter-company accounts and transactions for ongoing activities.

         Concentration of Credit Risk - The Company maintains its cash in several bank accounts at one high credit quality financial institution. The balances, at times, may exceed federally insured limits. At July 31, 2004, the Company had approximately $1.7 million in excess of FDIC insured limits.

         The financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable.

         Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $6,200 and $3,300 at July 31, 2004 and January 31, 2004, respectively.

         Inventories - Inventories, which consist primarily of purchased finished foods, are stated at the lower of cost or market using the "first-in, first-out" (FIFO) cost method.

                           MEDICAL NUTRITION USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2004


Note 2.  Significant Accounting Policies (continued):
         -------------------------------

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

         Earnings Per Share - Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed conversion of the convertible notes and the exercise of the stock options and warrants. Diluted earnings per share are not presented in periods during which the Company incurred a loss from operations.

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

                           MEDICAL NUTRITION USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2004


Note 2.  Significant Accounting Policies (continued):
         -------------------------------

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

         Reclassification - Certain amounts in prior financial statements were reclassified to conform to the July 31, 2004 presentation.

Note 3.  Fixed Assets:
         ------------

         Fixed assets consisted of the following at July 31, 2004 and January 31, 2004, respectively:

                                                          July 31,   January 31,
                                                           2004         2004
                                                          --------   -----------

         Furniture, fixtures and equipment                $135,500     $121,900
         Leasehold improvements                             30,200       28,500
                                                          --------     --------
                                                           165,700      150,400
         Less: Accumulated depreciation
               and amortization                            124,300      117,900
                                                          --------     --------
                                                          $ 41,400     $ 32,500
                                                          ========     ========

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

                           MEDICAL NUTRITION USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2004


Note 5.  Notes Payable:
         -------------

2003 8% Convertible Promissory Notes
------------------------------------

         From April 29, 2003 to August 1, 2003, the Company borrowed an aggregate of $3,127,500 and issued its 8% Convertible Promissory Notes (the "2003 Notes"). Of the $3,127,500 borrowed, $1,342,500 was borrowed from seven affiliated parties who are officers, directors or entities affiliated with directors of the Company. The balance of $1,785,000 was borrowed from unaffiliated parties. Each of the 2003 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price that is the lower of $.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants for each share to be converted. The warrants can be exercised for a three-year period at a price of $.75 per share. At July 31, 2004, the outstanding balance of the 2003 Notes was $3,127,500 and the accrued and unpaid interest was approximately $269,400.

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

                           MEDICAL NUTRITION USA, INC.

               NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2004


Note 5.  Notes Payable (continued):
         -------------

Notes Payable at July 31, 2004 and January 31, consisted of the following:

             Convertible promissory note, bearing
               interest at 8% maturing at varying dates
               from April 29, through August 1, 2006      $3,127,500

             Convertible promissory note, bearing
               interest up to a maximum of 10%,
               maturing in December 2006                     250,000
             Bank installment loans payable, bearing
               interest at 10.25%                                 --
                                                          ----------
                                                           3,377,500

             Less: current portion                                --
                                                          ----------
             Long term portion                            $3,377,500
                                                          ==========

Note 6.  Lease Commitments:
         -----------------

         The Company leases an office and warehouse facility in New Jersey under a lease, which expires in December 2004. Total gross rental expense for the six months ended July 31, 2004 was approximately $49,200. The future minimum annual rental payments for the year ending January 31, 2005 are $36,000.

         The Company sub-lets (on a month to month basis) a portion of its facility to various entities at an annual rental income of approximately $3,745 per month. Rent income for the six months ended July 31, 2004 was approximately $22,500.

         The Company leases equipment under various operating leases. During the six months ended July 31, 2004, the total payments under such leases were approximately $2,300. The future minimum annual lease payments for the year ending January 31, 2005 are $5,300.

Note 7.  Stockholders' Equity:
         --------------------

Options
-------

         A summary of option transactions for the six months ended July 31, 2004, follows:

                                                             Weighted
                                                             Average
                                                Options    option price
       ----------------------------------------------------------------
       Outstanding at January 31, 2004         1,598,310    $     3.52
       ----------------------------------------------------------------
       Granted                                   457,500          1.90
       ----------------------------------------------------------------
       Exercised                                      --            --
       ----------------------------------------------------------------
       Expired or Surrendered                         --            --
       ----------------------------------------------------------------
       Outstanding at July 31, 2004            2,055,810    $     3.16
       ----------------------------------------------------------------

                           MEDICAL NUTRITION USA, INC.

               NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2004


Note 8.  Income Taxes:
         ------------

         The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carryforwards due to the uncertainty that future years will provide income to be offset by such available benefits. At July 31, 2004, the Company and its subsidiaries have net operating loss carryforwards of approximately $8,179,700, which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $2,863,000 as of July 31, 2004, with a valuation allowance of an equal amount. These net operating loss carryforwards expire through 2025.


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

         Effective January 1, 2003, the Company entered into a three-year employment agreement with Mr. Arnold Gans, President. The agreement provides for a base salary which was $144,000 at January 31, 2004 to be increased to $160,000 based upon review by the Compensation Committee of the Board of Directors

                           MEDICAL NUTRITION USA, INC.

               NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2004


Note 9.  Commitments and Contingencies (continued):
         -----------------------------

Employment Contracts (continued)
--------------------

and the continued progress of the Company. The employment agreement further provides for annual salary increases at the discretion of the Board of Directors (limited to 10%) and an annual incentive bonus in an amount up to 100% of Mr. Gans' base salary if the Company achieves agreed upon targets. Additionally, Mr. Gans is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

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

Bonus Award Plan
----------------

         Effective as of April 22, 2003, the board adopted the 2003 Omnibus Equity Incentive Plan (the Plan). The purpose of the plan is to promote the long-term success of the company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and
(c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) or stock appreciation rights. As of July 31, 2004, no awards were issued from the Plan.


Note 10. Major Customers:
         ---------------

         For the six months ended July 31, 2004, one customer was responsible for approximately $1,052,100 of revenue, representing 45% of the Company's sales.

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

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

         Sales for the three months ended July 31, 2004 were $1,116,900 as compared with $620,700 for the three months ended July 31, 2003, an increase of 79.9%. This increase was primarily attributable to an increase in branded product sales to approximately $621,100 from $68,300. 99.8% of the Company's branded product sales were from formulations of hydrolyzed collagen.

         Cost of sales for the three months ended July 31, 2004 was $571,800 or 51.2% of sales, as compared with $323,300 for the three months ended July 31, 2003, or 52.1% of sales. Gross profit percentage increased from 47.9% to 48.8% for the three months ended July 31, 2004 compared to the three months ended July 31, 2003. This increase in gross profit percentage was primarily due to an increase in branded product sales.

         Selling, general and administrative expenses for the three months ended July 31, 2004, increased by $105,200 to $509,600, from $404,400 for the prior comparable period. This increase was primarily attributable to an increase in selling and marketing expenses. For the three months ended July 31, 2004 selling, general and administrative expenses consisted of personnel costs of approximately $169,200; selling and marketing expenses of approximately $264,300; legal and professional costs of approximately $21,600; and other operating costs of approximately $54,500.

         Interest expense was $67,700 for the three months ended July 31, 2004 and interest income was $8,000 as compared to $39,200 and $2,800 for the three months ended July 31, 2003. The increase in interest expense was primarily due to the interest accrued for convertible promissory notes issued during 2003.

         For the three months ended July 31, 2004, the Company had operating income of $35,500 as compared to an operating loss of $107,000 for the three months ended July 31, 2003. The operating income was primarily due to an increase in gross profit resulting from higher branded product sales.

         The Company incurred a net loss for the three months ended July 31, 2004 of $24,200 or ($.01) per share compared to a net loss for the three months ended July 31, 2003 of $143,400 or ($.07) per share.

Six Months Ended July 31, 2004 Compared to Six Months Ended July 31, 2003

         Sales for the six months ended July 31, 2004 were $2,357,500 as compared with $856,700 for the six months ended July 31, 2003, an increase of 175.2%. This increase was primarily attributable to an increase in branded product sales to approximately $1,129,600 from $135,200 and an increase in private label sales to approximately $1,227,900 from $721,500. 96.9% of the Company's branded product sales were from formulations of hydrolyzed collagen. Cost of sales for the six months ended July 31, 2004 was $1,200,400 or 50.9% of sales, as compared with $445,400 or 52.0% of sales for the six months ended July 31, 2003. Gross profit percentage increased from 48.0% to 49.1% for the six months ended July 31, 2004 compared to the six months ended July 31, 2003. This increase in gross profit percentage was primarily due to an increase in branded product sales.

         Selling, general and administrative expenses for the six months ended July 31, 2004, increased by $87,500 to $1,127,300, from $1,039,800. This increase was primarily attributable to an increase in selling and marketing expenses. For the six months ended July 31, 2004 selling, general and administrative expenses consisted of personnel costs of approximately $383,200; selling and marketing expenses of approximately $530,300; legal and professional costs of approximately $53,000; and other operating costs of approximately $160,800.

         Interest expense was $134,400 and interest income was $15,100 as compared to $47,100 and $3,100 respectively. The increase in interest expense was primarily due to the interest accrued for convertible promissory notes issued during 2003.

         For the six months ended July 31, 2004, the Company had operating income of $29,800 as compared to an operating loss of $628,500 for the six months ended July 31, 2003. The operating income was primarily due to an increase in gross profit resulting from higher branded product sales.

         The Company incurred a net loss for the six months ended July 31, 2004 of $89,500 or ($.03) per share compared to a net loss for the six months ended July 31, 2003 of $672,500 or ($.36) per share.

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

         At July 31, 2004, the Company had cash of $2,028,000 as compared to cash of $2,337,200 on January 31, 2004. One of the primary reasons for this decrease was an increase in accounts receivable of $419,500. At July 31, 2004, approximately 80% of accounts receivable were less than 30 days past due. Cash used for operations was $267,000 as compared to $634,400 in the comparable six-month period of the prior fiscal year.

         From April 29, 2003 to August 31, 2003, the Company borrowed an additional $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. At July 31, 2004, the outstanding balance of the 2003 Notes was $3,127,500 and the accrued and unpaid interest was approximately $269,400.

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

         The Company's future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales. The Company believes that it has sufficient capital to implement its business plan.

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


ITEM 3.  Controls And Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings
---------------------------

          None.


ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

          None


ITEM 3.   Defaults Upon Senior Securities
----------------------------------------

          None.


ITEM 4.   Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          At the Annual Meeting held on June 9, 2004 and as disclosed in the Proxy Statement, the following matters were submitted to a Vote of Security
Holders:

(a) A proposal to elect six directors to the Board of Directors of the Company (the "Board").

     The following directors were elected:

     Name                        For     Against     Withhold     Abstentions     Broker Non-Votes
     ----                        ---     -------     --------     -----------     ----------------

     Francis Newman        2,000,398          --        1,086         782,275                   --
     Arnold Gans           2,000,398          --        1,086         782,275                   --
     Myra Gans             2,000,398          --        1,086         782,275                   --
     Lawrence Burstein     2,000,398          --        1,086         782,275                   --
     Andrew Horowitz       2,000,398          --        1,086         782,275                   --
     Mark Rosenberg        2,000,398          --        1,086         782,275                   --

(b) A proposal to amend and restate the Company's 2003 Long-Term Incentive Stock Plan (the "2003 Stock Plan") to provide that, in lieu of the number of shares of the Company's common stock available for awards under such plan being increased automatically every year by 250,000 shares, the number of shares reserved for issuance under such plan will be increased automatically every year by the number of shares of the Company's common stock issued by reason of awards being granted, exercised or settled, as applicable, during the prior year.

     The number of votes were as follows:

           For      Against      Withhold      Abstentions      Broker Non-Votes
           ---      -------      --------      -----------      ----------------

     1,519,150        7,766            --          782,275               474,568

(c) A proposal to ratify the appointment of Goldstein & Ganz P.C. as independent auditors of the Company for the fiscal year ending January 31, 2005.

     The number of votes were as follows:

           For      Against      Withhold      Abstentions      Broker Non-Votes
           ---      -------      --------      -----------      ----------------

     1,999,878        1,606            --          782,275                    --

ITEM 5.   Other Information
--------------------------

          None.


ITEM 6.   Exhibits
------------------

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