Form 10QSB
period 2004-10-31
MEDICAL NUTRITION USA INC
filed 2004-12-14
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-18349

                                  -------------


                           MEDICAL NUTRITION USA, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                   11-3686984
     -------------------------------                   ------------------
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

             2, 892, 965 shares of Common Stock at December 3, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           MEDICAL NUTRITION USA, INC.

                               FORM 10QSB - INDEX

                                                                         Page(s)
                                                                         -------

PART I.  FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements

         Consolidated Balance Sheets at October 31, 2004 (unaudited)
         and January 31, 2004 (audited)                                     3

         Consolidated Statements of Operations for the Three and Nine
         Month Periods Ended October 31, 2004 and 2003 (unaudited)          4

         Consolidated Statements of Cash Flows for the Nine
         Month Periods Ended October 31, 2004 and 2003 (unaudited)          5

         Consolidated Statements of Stockholders' Equity for the Nine
         Month Period Ended October 31, 2004 (unaudited)                    6

         Notes to Condensed Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         14

Item 3.  Controls and Procedures                                           17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       18

Item 3.  Defaults Upon Senior Securities                                   18

Item 4.  Submission of Matters to a Vote of Security Holders               18

Item 5.  Other Information                                                 18

Item 6.  Exhibits                                                          18

Signatures                                                                 19

                                     PART I
                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1.  Financial Statements
         --------------------

                           MEDICAL NUTRITION USA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      OCTOBER        JANUARY
                                                      31, 2004       31, 2004
                                                    ------------   ------------
ASSETS

Current Assets:
  Cash                                              $  1,957,700   $  2,337,200
  Accounts receivable, net of allowance of
   $8,700 and $3,300 at October 31, 2004 and
   January 31, 2004, respectively                        542,300        161,500

  Inventories                                            109,100         93,900
  Other current assets                                    32,600         75,700
                                                    ------------   ------------

     Total current assets                              2,641,700      2,668,300

  Fixed assets, net of accumulated
   depreciation of $128,100 and $117,900,
   respectively                                           43,000         32,500

Other assets:
  Security deposits                                       15,300         15,300
  Investment in Organics Corporation of America          125,000        125,000
  Intangible assets, net of amortization                 167,700         65,100
                                                    ------------   ------------

                                                    $  2,992,700   $  2,906,200
                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                  595,700        322,300
  Customer deposits                                        1,900          1,000
                                                    ------------   ------------

 Total current liabilities                               597,600        323,300

Non-current Liabilities:
Convertible promissory notes                           3,340,000      3,377,500
                                                    ------------   ------------
     Total Liabilities
                                                       3,937,600      3,700,800
Shareholders' Equity:
  Common stock, no par value; 70,000,000
   shares authorized; 2,837,825 shares
   issued and outstanding at October 31,
   2004 and 2,783,759 shares at January 31, 2004      10,877,700     10,837,200
  Accumulated deficit                                (11,812,200)   (11,621,400)
                                                    ------------   ------------
                                                        (934,500)      (784,200)
  Less: treasury stock, at cost                          (10,400)       (10,400)
                                                    ------------   ------------
  Total shareholders' equity (deficit)                  (944,900)      (794,600)
                                                    ------------   ------------
                                                    $  2,992,700   $  2,906,200
                                                    ============   ============

            See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                     NINE MONTHS ENDED           THREE MONTHS ENDED
                                                        OCTOBER 31,                  OCTOBER 31,
                                                --------------------------    --------------------------
                                                    2004           2003           2004           2003
                                                -----------    -----------    -----------    -----------
Sales                                           $ 3,448,600    $ 1,641,400    $ 1,091,100    $   784,700

Cost of Sales                                     1,706,800        837,500        506,400        405,100

                                                -----------    -----------    -----------    -----------
Gross Profit                                      1,741,800        803,900        584,700        379,600
                                                -----------    -----------    -----------    -----------

Selling, general and administrative expenses      1,755,200      1,544,000        627,900        491,200

                                                -----------    -----------    -----------    -----------
Operating Income (loss)                             (13,400)      (740,100)       (43,200)      (111,600)
                                                -----------    -----------    -----------    -----------

Other income (expense):
  Interest income                                    24,200         12,000          9,100          8,900
  Interest expense                                 (201,600)      (110,600)       (67,200)       (63,500)

                                                -----------    -----------    -----------    -----------
Total other income (expense)                       (177,400)       (98,600)       (58,100)       (54,600)
                                                -----------    -----------    -----------    -----------

                                                -----------    -----------    -----------    -----------
Net (loss)                                      $  (190,800)   $  (838,700)   $  (101,300)   $  (166,200)
                                                ===========    ===========    ===========    ===========
Basic and diluted per share data:
Net (loss)                                      $     (0.07)   $     (0.38)   $     (0.04)   $     (0.06)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding     2,800,926      2,181,743      2,834,887      2,783,792
                                                ===========    ===========    ===========    ===========

           See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         NINE MONTHS ENDED
                                                            OCTOBER 31,
                                                        2004           2003
                                                    ------------   ------------
Operating Activities:
 Net income (loss)                                  $   (190,800)  $   (838,700)
 Adjustments to reconcile net cash (used for)
  operating activities:
  Depreciation expense and amortization                   11,300          4,500
  Interest expense paid with common stock                  1,500             --
  Employee compensation paid with common stock                --        205,900
 Changes in operating assets and liabilities
  Accounts receivable                                   (380,800)      (249,400)
  Inventory                                              (15,200)       (76,000)
  Prepaid expenses                                        43,100        (68,300)
  Accounts payable                                       274,900        109,200
  Customer deposits                                          900          9,900
                                                    ------------   ------------
Net cash (used for) operating activities                (255,100)      (902,900)
                                                    ------------   ------------
Investing Activities:
 Acquisition of property and equipment                   (20,700)        (5,900)
 Website development costs                                (5,400)            --
 Trademark costs                                         (12,300)        (3,500)
 Capitalized patent costs                                (86,000)            --
 Payment of security deposits                                 --         (9,400)
                                                    ------------   ------------
Net cash (used for) investing activities                (124,400)       (18,800)
                                                    ------------   ------------
Financing Activities:
 Proceeds from note payable                                   --         48,100
 Payment of long term debt                                    --        (43,800)
 Payment of shareholder loans                                 --       (196,000)
 Proceeds from sale of convertible notes                      --      3,127,500
                                                    ------------   ------------
Net cash provided by financing activities                     --      2,935,800
                                                    ------------   ------------

Net increase (decrease) in cash                         (379,500)     2,014,100
Cash - beginning of period                             2,337,200        160,500
                                                    ------------   ------------

Cash - end of period                                $  1,957,700   $  2,174,600
                                                    ============   ============

Supplemental information:
 Interest paid during the period                    $         --   $     10,700
                                                    ============   ============
 Taxes paid during the period                       $     12,467   $      2,400
                                                    ============   ============

           See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       NINE MONTHS ENDED OCTOBER 31, 2004

                                              Common Stock
                                      ----------------------------   Accumulated       Treasury          Total
                                         Shares          Amount        Deficit          Stock           Equity
                                      ------------    ------------   ------------    ------------    ------------
Balance at January 31, 2004              2,783,759    $ 10,837,200   $(11,621,400)   $    (10,400)   $   (794,600)

Conversion of convertible notes and
accrued interest                            54,066          40,500                                         40,500

Net (loss)                                                               (190,800)             --        (190,800)
                                      ------------    ------------   ------------    ------------    ------------

Balance at October 31, 2004              2,837,825    $ 10,877,700   $(11,812,200)   $    (10,400)   $   (944,900)
                                      ============    ============   ============    ============    ============

            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2004

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

Concentration of credit risk - The Company maintains its cash in several bank accounts at one high credit quality financial institution. The balances, at times, may exceed federally insured limits. At October 31, 2004, the Company had approximately $1.8 million in excess of FDIC insured limits.

The financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable.

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $8,700 and $3,300 at October 31, 2004 and January 31, 2004, respectively.

Inventories - Inventories, which consist primarily of purchased finished foods, are stated at the lower of cost or market using the "first-in, first-out" (FIFO) cost method.

                           MEDICAL NUTRITION USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2004

Note 2.  Significant Accounting Policies (continued):
         ------------------------------------------

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

                           MEDICAL NUTRITION USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2004

Note 2.  Significant Accounting Policies (continued):
         ------------------------------------------

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

Reclassification - Certain amounts in prior financial statements were reclassified to conform to the October 31, 2004 presentation.

Note 3.  Fixed Assets:
         ------------

         Fixed assets consisted of the following at October 31, 2004 and January 31, 2004, respectively:

                                                     October 31,     January 31,
                                                         2004           2004
                                                     ------------   ------------

         Furniture, fixtures and equipment           $    140,400   $    121,900
         Leasehold improvements                            30,700         28,500
                                                     ------------   ------------
                                                          171,100        150,400
         Less:  Accumulated depreciation
                and amortization                          128,100        117,900
                                                     ------------   ------------
                                                     $     43,000   $     32,500
                                                     ============   ============

Note 4.  Investment in Organics Corporation of America:
         ---------------------------------------------

On July 31, 2003, the Company entered into an agreement with Organics Corporation of America to purchase 5% of their issued and outstanding capital stock for aggregate consideration of $125,000. In turn Organics Corporation of America agreed to purchase 166,666 shares of the Company's common stock at a purchase price of $0.75 per share for aggregate consideration of $125,000. In addition, Organics Corporation of America agreed to assist the Company to (a) continue to develop and improve products of the Company that have been developed or are in the process of being developed and improved as of July 31, 2003. (b) design, develop, implement, and provide merchantable and marketable products; and (c) maintain the confidentiality of all proprietary product technology (see
Note 9 - "Commitments and Contingencies").

                           MEDICAL NUTRITION USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2004

Note 5.  Notes Payable:
         -------------

2003 8% Convertible Promissory Notes
------------------------------------

         From April 29, 2003 to August 1, 2003, the Company borrowed an aggregate of $3,127,500 and issued its 8% Convertible Promissory Notes (the "2003 Notes"). Of the $3,127,500 borrowed, $1,342,500 was borrowed from seven affiliated parties who are officers, directors or entities affiliated with directors of the Company. The balance of $1,785,000 was borrowed from unaffiliated parties. Each of the 2003 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price that is the lower of $.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants for each share to be converted. The warrants can be exercised for a three-year period at a price of $.75 per share. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. At October 31, 2004, the outstanding balance of the 2003 Notes was $3,090,000 and the accrued and unpaid interest was approximately $328,500.

December 2003 Convertible Promissory Notes
------------------------------------------

         In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. Interest accrues over the three-year term at a rate (up to a maximum of ten percent) to be determined by calculating one-half percent for each increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. The notes are convertible at any time at a conversion price per share of $2.25. The notes are unsecured and may be prepaid without penalty. At October 31, 2004, the outstanding balance of the 2003 Notes was $250,000 and the accrued and unpaid interest was approximately $18,200.

                           MEDICAL NUTRITION USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2004

Note 5.  Notes Payable (continued):
         -------------------------

Notes Payable at October 31, 2004 consisted of the following:

Convertible promissory note, bearing
interest at 8% maturing at varying dates
from April 29, through August 1, 2006                                 $3,090,000

Convertible promissory note, bearing
interest up to a maximum of 10%,
maturing in December 2006                                                250,000
                                                                      ----------

                                                                       3,340,000

Less: current portion                                                         --
                                                                      ----------
Long term portion                                                     $3,340,000
                                                                      ==========

Note 6.  Lease Commitments:
         -----------------

         The Company leases an office and warehouse facility in New Jersey under a recently renewed lease, which expires in December 2009. Total gross rental expense for the nine months ended October 31, 2004 was approximately $72,400.

         The future minimum annual rental payments are as follows:

                        Years Ended
                        January 31,
                        -----------
                            2005            $  17,700
                            2006               77,800
                            2007               80,200
                            2008               82,600
                            2009               85,000
                            2010               80,100
                                            ---------
                                            $ 423,400
                                            =========

         The Company sub-lets (on a month to month basis) a portion of its facility to various entities at approximately $3,800 per month. Rent income for the nine months ended October 31, 2004 was approximately $34,200. The company expects to discontinue sub-letting portions of its facility by early 2005.

         The Company leases equipment under various operating leases. During the nine months ended October 31, 2004, the total payments under such leases were approximately $3,500. The future minimum annual lease payments for the balance of the year ending January 31, 2005 are approximately $1,200.

                           MEDICAL NUTRITION USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2004

Note 7.  Stockholders' Equity:
         --------------------

Options
-------

         A summary of option transactions for the nine months ended October 31, 2004, follows:

                                                                      Weighted
                                                                      Average
                                                        Options     option price
                                                      ------------   -----------
     Outstanding at January 31, 2004                     1,598,310   $      3.52
                                                      ------------   -----------
     Granted                                               520,000          1.91
     Exercised                                                  --            --
     Expired or Surrendered                                     --            --
                                                      ------------   -----------
     Outstanding at October 31, 2004                     2,118,310   $      3.12
                                                      ------------   -----------

Note 8.  Income Taxes:
         ------------

         The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carryforwards due to the uncertainty that future years will provide income to be offset by such available benefits. At October 31, 2004, the Company and its subsidiaries have net operating loss carryforwards of approximately $8,268,500, which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $2,894,100 as of October 31, 2004, with a valuation allowance of an equal amount. These net operating loss carryforwards expire through 2025.

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

                           MEDICAL NUTRITION USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2004

Note 9.  Commitments and Contingencies (continued):
         ----------------------------------------

Employment Contracts
--------------------

         Effective March 7, 2003, the Company entered into a three-year employment agreement with Mr. Francis A. Newman, Chief Executive Officer. This agreement provides for a base salary, which was $135,000 at October 31, 2004 to be increased to $150,000 effective February 1, 2005. The employment agreement further provides for 1) annual salary increases at the discretion of the Board of Directors (limited to 10%), and 2) annual incentive bonus in an amount up to 100% of base salary if the Company achieves agreed upon targets. Additionally, Mr. Newman is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

         Effective January 1, 2003, the Company entered into a three-year employment agreement with Mr. Arnold Gans, President. The agreement provides for a base salary, which was $144,000 at October 31, 2004 to be increased to $160,000 effective February 1, 2005. The employment agreement further provides for annual salary increases at the discretion of the Board of Directors (limited to 10%) and an annual incentive bonus in an amount up to 100% of Mr. Gans' base salary if the Company achieves agreed upon targets. Additionally, Mr. Gans is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

         Effective January 1, 2003, the Company entered into a three-year employment agreement with Mrs. Myra Gans, Executive Vice-President. The agreement provides for a base salary, which was $110,000 at October 31, 2004 to be increased to $121,000 effective February 1, 2005. The employment agreement further provides for annual salary increases at the discretion of the Board of Directors (limited to 10%) and an annual incentive bonus in an amount up to 50% of Mrs. Gans' base salary if the Company achieves agreed upon targets. Additionally, Mrs. Gans is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

Bonus Award Plan
----------------

         Effective as of April 22, 2003, the board adopted the 2003 Omnibus Equity Incentive Plan (the Plan). The purpose of the plan is to promote the long-term success of the company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and
(c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or nonstatutory stock options) or stock appreciation rights. As of October 31, 2004 no awards were issued from the Plan.

Note 10. Major Customers:
         ---------------

         For the nine months ended October 31, 2004, one customer was responsible for approximately $1,265,000 of revenue, representing 37% of the Company's sales.

         For the nine months ended October 31, 2003, one customer was responsible for approximately $1,179,900 of revenue, representing 72% of the Company's sales.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------

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

 Results of Operations

         The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related Notes included elsewhere in this report.

         In the past, the Company's quarterly operating results have fluctuated significantly primarily because its customers' promotional schedules resulted in large monthly and quarterly variations in its sales of private label products. The Company recently began implementing a new business strategy to increase sales of its branded products, which have in the past sold more consistently on a monthly and quarterly basis. The extent to which this new strategy may contribute to reduced fluctuations in quarterly operating results is not yet known.

Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003

         Sales for the three months ended October 31, 2004 were $1,091,100 as compared with $784,700 for the three months ended October 31, 2003, an increase of 39.0%. This increase was primarily attributable to an increase in branded product sales to approximately $787,600 from $143,400. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased to approximately $303,500 from $641,300 for the comparable prior year period.

         Cost of sales for the three months ended October 31, 2004 was $506,400 or 46.4% of sales, as compared with $405,100 for the three months ended October 31, 2003, or 51.6% of sales. Gross profit percentage increased from 48.4% to 53.6% for the three months ended October 31, 2004 compared to the three months ended October 31, 2003. This increase in gross profit percentage was primarily due to an increase in higher margin branded product sales and includes a $15,000 reserve for obsolete inventory.

         Selling, general and administrative expenses for the three months ended October 31, 2004, increased by $136,700 to $627,900, from $491,200 for the prior year comparable period. This increase was primarily attributable to an increase in selling and marketing expenses. For the three months ended October 31, 2004 selling, general and administrative expenses consisted of personnel costs of approximately $178,100; selling and marketing expenses of approximately $327,900; legal and professional costs of approximately $25,800; insurance expense of approximately $26,500; and other operating costs of approximately $69,600.

         Interest expense was $67,200 for the three months ended October 31, 2004 and interest income was $9,100 as compared to $63,500 and $8,900, respectively, for the three months ended October 31, 2003. The increase in interest expense was primarily due to the interest accrued for convertible promissory notes issued during 2003.

         For the three months ended October 31, 2004, the Company had operating loss of $43,200 as compared to an operating loss of $111,600 for the three months ended October 31, 2003. The decrease in operating loss was primarily due to an increase in gross profit resulting from increased sales of higher margin branded products.

         The Company incurred a net loss for the three months ended October 31, 2004 of $101,300 or ($.04) per share compared to a net loss for the three months ended October 31, 2003 of $166,200 or ($.06) per share.

Nine Months Ended October 31, 2004 Compared to Nine Months Ended October 31,
2003

         Sales for the nine months ended October 31, 2004 were $3,448,600 as compared with $1,641,400 for the nine months ended October 31, 2003, an increase of 110.1%. This increase was primarily attributable to increased branded product sales to approximately $1,900,000 from $257,400 and an increase in private label sales to approximately $1,548,600 from $1,384,000. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen.

         Cost of sales for the nine months ended October 31, 2004 was $1,706,800 or 49.5% of sales, as compared with $837,500 or 51.0% of sales for the nine months ended October 31, 2003. Gross profit percentage increased from 48.9% to 50.5% for the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. This increase in gross profit percentage was primarily due to sales of higher margin branded products and includes a $15,000 reserve for obsolete inventory.

         Selling, general and administrative expenses for the nine months ended October 31, 2004, increased by $211,200 to $1,755,200, from $1,544,000 for the nine months ended October 31, 2004. This increase was primarily attributable to an increase in selling and marketing expenses. For the nine months ended October 31, 2004 selling, general and administrative expenses consisted of personnel costs of approximately $574,200; selling and marketing expenses of approximately $858,300; legal and professional costs of approximately $78,800; insurance expense of approximately $77,600; and other operating costs of approximately $166,300.

         Interest expense for the nine months ended October 31, 2004 was $201,600 and interest income was $24,200 as compared to $110,600 and $12,000 respectively, for the comparable period of 2003. The increase in interest expense was primarily due to the interest accrued for convertible promissory notes issued during 2003.

         For the nine months ended October 31, 2004, the Company had an operating loss of $13,400 as compared to an operating loss of $740,100 for the nine months ended October 31, 2003. The decrease in the operating loss was primarily due to an increase in gross profit resulting from increased sales of higher margin branded products.

         The Company incurred a net loss for the nine months ended October 31, 2004 of $190,800 or ($.07) per share compared to a net loss for the nine months ended October 31, 2003 of $838,700 or ($.38) per share.

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

         At October 31, 2004, the Company had cash of $1,957,700 as compared to cash of $2,337,200 on January 31, 2004. One of the primary reasons for this decrease was an increase in accounts receivable of $380,800. At October 31, 2004, approximately 97% of accounts receivable were less than 30 days past due. Cash used for operations was $255,100 as compared to $902,900 in the comparable nine-month period of the prior fiscal year.

         From April 29, 2003 to August 31, 2003, the Company borrowed an additional $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the

Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, automatically convert at any time prior to maturity if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes will be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes will be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. At October 31, 2004, the outstanding balance of the 2003 Notes was $3,090,000 and the accrued and unpaid interest was approximately $328,500.

         In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. Interest accrues over the three-year term at a rate (up to a maximum of ten percent) to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. The notes are convertible at any time at a conversion price of $2.25 per share. The notes are unsecured and may be prepaid without penalty. At October 31, 2004, the outstanding balance of the notes was $250,000 and the accrued and unpaid interest was approximately $18,200.

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

Critical Accounting Policies:
-----------------------------

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $8,700 and $3,300 at October 31, 2004 and January 31, 2004, respectively.

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

ITEM 3.  Controls and Procedures
         -----------------------

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

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings
         -----------------

         None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         None

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

ITEM 5.  Other Information
         -----------------

         None.

ITEM 6.  Exhibits
         --------

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

         32. Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICAL NUTRITION USA, INC.

Dated December 14, 2004                By: /s/ FRANCIS A. NEWMAN
                                           -------------------------------------
                                           Francis A. Newman
                                           Chief Executive Officer