Form 10KSB/A
period 2004-01-31
MEDICAL NUTRITION USA INC
filed 2005-02-03
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

                         Commission file number 0-18349

                           MEDICAL NUTRITION USA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                   11-3686984
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)
-----------------------------------                   -------------------

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


                                EXPLANATORY NOTE

     Medical Nutrition USA, Inc. (The "Company") is filing this Amendment No. 1 on Form 10-KSB/A to its annual report on Form 10-KSB for the fiscal year ended January 31, 2004 that was originally filed on April 29, 2004 (the "Original 10-KSB"), to update the report of Goldstein & Ganz, P.C., the Company's Independent Registered Public Accounting Firm ("Goldstein & Ganz"), on the financial condition of the Company as well as footnote 10 to the financial statements included in the Original 10-KSB. Goldstein & Ganz's report set forth in the Original 10-KSB included a going-concern qualification. Subsequent to the filing of the Original 10-KSB, the Company's financial condition has improved and no longer necessitates such a qualification. As a result, the report of Goldstein & Ganz included in this Amendment No. 1 on Form 10-KSB/A has been amended to reflect this development and to remove the going-concern qualification. While this Amendment No. 1 does not update any other information contained in the Original 10-KSB, for the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-KSB. This Amendment No. 1 continues to speak as of the date of the Original 10-KSB, and the Company has not updated the disclosure contained herein to reflect any events that have occurred after that date, except that footnote 10 to the financial statements included herein has been amended to reflect the foregoing.

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

      (b)   Reports on Form 8-K:

      None

      (c)   Exhibits:

      The following exhibits are attached hereto and incorporated herein by reference.

EXHIBIT  EXHIBIT
NUMBER   DESCRIPTION
------   -----------

3.1(1) Employment Agreement dated March 1, 2003 by and between the registrant and Francis A. Newman.

3.2(1) Form of Subscription Agreement between Medical Nutrition USA, Inc. and Organics Corporation of America

3.3(1) Form of Subscription Agreement between Organics Corporation of America and Medical Nutrition USA, Inc.

3.4(1)   Product Development And Supply Agreement dated July 31, 2003

21.1(1)  Subsidiaries of the registrant

23.1*    Consent of Independent Accountants

24.1(1)  Power of Attorney (included after signatures below)

31.1(1)  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2(1)  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1(1)  Certificate of Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350.

32.2(1)  Certificate of Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350.

------------
*Filed herewith.

(1) Previously filed as an exhibit to the Original 10-KSB filed on April 29, 2004.

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

Dated: February 3, 2005                 MEDICAL NUTRITION USA, INC.


                                        By: /s/ FRANCIS A. NEWMAN
                                           -------------------------------------
                                           Francis A. Newman, CEO

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)


                          INDEX TO FINANCIAL STATEMENTS



                                                                        Page(s)

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets at January 31, 2004 and 2003                     F-3

Consolidated Statements of Operations for the Years Ended
January 31, 2004 and 2003                                                    F-4

Consolidated Statements of Cash Flows for the Years Ended                    F-5
January 31, 2004 and 2003

Consolidated Statements of Stockholders' Equity for the Years Ended          F-6
January 31, 2004 and 2003

Notes to Consolidated Financial Statements                            F-7 - F-17

                     [LETTERHEAD OF GOLDSTEIN & GANZ, P.C.]



             Report of Independent Registered Public Accounting Firm

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

     Our original report dated March 31, 2004, contained a paragraph explaining that the Company's recurring losses from operations raised substantial doubt about the Company's ability to continue as a going concern. Subsequent to the date of our original report, the Company's financial outlook has improved sufficiently to eliminate such doubt. Accordingly, our reissued report on the January 31, 2004 financial statements, as presented herein, does not contain such a paragraph.



                                               Goldstein & Ganz, CPA's, PC
Great Neck, NY
March 31, 2004 (except with respect to matters previously discussed in Note 10 concerning the Company's ability to continue as a going concern, as to which the date is July 1, 2004)

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                      JANUARY 31,
------                                                                      -----------
                                                                         2004            2003
                                                                    ------------    ------------
Current assets:
     Cash                                                             $2,337,200        $160,500
     Accounts receivable, net of allowance of $3,300 and
         -0- at January 31, 2004 and 2003, respectively                  161,500         139,200
     Inventories                                                          93,900          39,800
     Other current assets                                                 75,700          14,100
                                                                    ------------    ------------
         Total current assets                                          2,668,300         353,600

Fixed assets, net of accumulated depreciation
     of $117,900 and $108,500, respectively                               32,500          24,400

Other assets:
     Security deposits                                                    15,300          15,200
     Investment in Organics Corporation of America                       125,000              --
         Intangible assets, net of amortization                           65,100          11,800
                                                                    ------------    ------------
                                                                      $2,906,200        $405,000
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                              $322,300        $269,300
       Customer deposits                                                   1,000           2,500
     Bank loan, current portion                                               --          11,000
     Loan payable- Officer and stockholder                                    --         441,100
                                                                    ------------    ------------
         Total current liabilities                                       323,300         723,900
Non-current Liabilities:
     Convertible notes payable                                         3,377,500         450,000
     Bank loan, net of current portion                                        --           1,100
                                                                    ------------    ------------
                Total liabilities                                      3,700,800       1,175,000
                                                                    ------------    ------------


Stockholders' Equity:
     Common stock, no par value; 70,000,000 shares authorized;
         2,783,759 and 1,564,387 shares issued and outstanding
         at January 31,2004 and 2003, respectively                    10,837,200       9,752,800
     Accumulated deficit                                             (11,621,400)    (10,512,400)
                                                                    ------------    ------------
                                                                        (784,200)       (759,600)
     Less:  treasury stock, at cost                                      (10,400)        (10,400)
                                                                    ------------    ------------
       Total stockholders' equity  (deficit)                            (794,600)       (770,000)
                                                                    ------------    ------------
                                                                      $2,906,200        $405,000
                                                                    ============    ============

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Years Ended January 31, 2004
                                                   ----------------------------

                                                       2004            2003
                                                   ------------    ------------

Sales                                              $  2,173,400    $  1,427,000
Cost of Sales                                         1,127,500         783,000
                                                   ------------    ------------
   Gross Profit                                       1,045,900         644,000


Selling, general and administrative expenses          1,968,400         888,000
Web site costs                                           21,500           1,000
                                                   ------------    ------------
Operating (loss)                                       (944,000)       (245,000)
                                                   ------------    ------------

Other income (expense):
   Interest income                                       20,100           1,000
   Interest (expense)                                  (185,100)        (37,500)
                                                   ------------    ------------
   Total other income (expense)                        (165,000)        (36,500)
                                                   ------------    ------------

Net (loss)                                         $ (1,109,000)   $   (281,500)
                                                   ============    ============


Basic and diluted per share data:
Net (loss)                                         $      (0.48)   $      (0.19)
                                                   ============    ============


Weighted average number of shares outstanding         2,333,493       1,471,949
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

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED JANUARY 31, 2004 AND 2003


                                                 Common Stock
                                         ----------------------------     Accumulated      Treasury          Total
                                            Shares          Amount          Deficit          Stock          Equity
                                         ------------    ------------    ------------    ------------    ------------
Balance at January 31, 2002                 1,174,387    $  9,562,800    $(10,230,900)   $    (10,400)   $   (678,500)

Proceeds from sales of shares of
Common stock                                  390,000         190,000              --              --         190,000

Net (Loss)                                                                   (281,500)                       (281,500)
                                         ------------    ------------    ------------    ------------    ------------

Balance at January 31, 2003                 1,564,387    $  9,752,800    $(10,512,400)   $    (10,400)   $   (770,000)
                                         ============    ============    ============    ============    ============

Share issued as payment for:
    Various liabilities                       761,706         753,500                                         753,500

    Compensation to Employees                 291,000         205,900                                         205,900

    Acquisition of investment in
    Organic Corporation of America            166,666         125,000                                         125,000

Net (loss)                                                                 (1,109,000)                     (1,109,000)
                                         ------------    ------------    ------------    ------------    ------------

Balance January 31, 2004                    2,783,759    $ 10,837,200    $(11,621,400)   $    (10,400)   $   (794,600)
                                         ============    ============    ============    ============    ============

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

Note 3. Fixed Assets:
        ------------

     Fixed assets consisted of the following at January 31, 2004 and 2003, respectively:

                                                        January 31,
                                                  -----------------------
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

Note 5. Notes Payable:
        -------------

Bank Loan
---------

     The Company borrowed $50,000 from PNC Bank on January 29, 1998 bearing interest at 10.25%. During the fiscal year ended January 31, 1999, this loan was converted to an installment note. At January 31, 2003, the outstanding balance was approximately $12,100. During the third quarter ended October 31, 2003,the balance of the note was paid in full.

2002 8% Convertible Promissory Notes
------------------------------------

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

2003 8% Convertible Promissory Notes
------------------------------------

     From April 29, 2003 to August 1, 2003, the Company borrowed an aggregate of $3,127,500 and issued its 8% Convertible Promissory Notes (the "2003 Notes"). Of the $3,127,500 borrowed, $1,342,500 was borrowed from seven affiliated parties who are officers, directors or entities affiliated with directors of the Company. The balance of $1,785,000 was borrowed from unaffiliated parties. Each of the 2003 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price that is the lower of $.75 per

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

Note 5. Notes Payable (continued):
        -------------------------

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

     Notes Payable at January 31, consisted of the following:

                                                                    2004           2003
                                                                ------------   ------------
Convertible promissory note, bearing
interest at 8% maturing at varying dates from April 29,
through August 1, 2006                                          $  3,127,500   $    450,000

Convertible promissory note, bearing
interest up to a maximum of 10%,
maturing in December 2006                                            250,000             --
Bank installment loans payable, bearing interest at 10.25%                --         12,100
                                                                ------------   ------------
                                                                   3,377,500        462,100

Less: current portion                                                     --         11,000
                                                                ------------   ------------
Long term portion                                               $  3,377,500   $    451,100
                                                                ============   ============

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

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004


Note 8. Stockholders' Equity (continued):
        --------------------------------

Common Stock
------------

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

Options
-------

     The following table summarizes information concerning outstanding and exercisable options at January 31, 2004 (contractual life in years):

                               Options Outstanding                  Options exercisable
                                     Weighted        Weighted                    Weighted
                                       avg.            avg.                         avg.
                                     remaining       exercise                    Exercise
 Range of prices      Number           life           price        Number          price
 ---------------      ------           ----           -----        ------          -----
     $0.30-$3.00     1,352,600          5                $1.25    1,348,600         $1.26
     $3.01-$7.50        43,400          1                 7.40       43,400          7.40
    $7.51-$25.00       166,310          1                21.68      166,310         21.68
------------------------------------------------------------------------------------------
    $0.30-$25.00     1,562,310          4                $3.60    1,558,310         $3.61
------------------------------------------------------------------------------------------

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004


Note 8. Stockholders' Equity (continued):
        --------------------------------

     In recognition of the need to improve the capital structure of the Company, effective May 15, 2002, two officers of the Company surrendered options to purchase 82,000 shares of the Company's common stock, which had been received prior to fiscal 2002.

     A summary of option transactions for the two years ended January 31, 2004, follows:

                                                                Weighted
                                                                 Average
                                                Options       option price
     ----------------------------------------------------------------------
       Outstanding at January 31, 2002            528,310            $8.04
     ----------------------------------------------------------------------
       Granted                                    506,000             0.58
       Exercised                                       --               --
       Expired or Surrendered                      82,000             0.75
     ----------------------------------------------------------------------
       Outstanding at January 31, 2003            952,310             4.72
     ----------------------------------------------------------------------
       Granted                                    610,000             1.86
       Exercised                                       --               --
       Expired or Surrendered                          --               --
     ----------------------------------------------------------------------
       Outstanding at January 31, 2004          1,562,310            $3.60
     ----------------------------------------------------------------------

Pro Forma Fair Value Disclosures
--------------------------------

     Had compensation expense for the company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by FAS 123, the company's income from continuing operations and earnings per share for the two years ended January 31, 2004 and 2003 would have been impacted as shown in the following table:


                                            January 31, 2003    January 31, 2002
--------------------------------------------------------------------------------
Net Income (loss)
      As reported                               $(1,109,000)          $(281,500)
      Pro forma                                 $(1,490,900)        $(1,148,755)
Basic and diluted earnings per share
      As reported                                    $(0.48)             $(0.19)
      Pro forma                                      $(0.64)             $(0.36)
--------------------------------------------------------------------------------

Warrants
--------

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

Note 8. Stockholders' Equity (continued):
        --------------------------------

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

2000 Long-Term Incentive Stock Plan
-----------------------------------

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

     Effective January 1, 2003, the Company entered into a three-year employment agreement with Mrs. Myra Gans, Executive Vice-President. The agreement provides for a base salary which was $99,000 at January 31, 2004 to be increased to $110,000 based upon review by the Compensation Committee of the Board of Directors and the continued progress of the Company. The employment agreement further

                           MEDICAL NUTRITION USA, INC.
                          (f/k/a GENDER SCIENCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

Note 10. Commitments and Contingencies (continued):
         -----------------------------------------

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

Note 11. Major Customers:
         ---------------

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