Form 10KSB
period 2005-01-31
MEDICAL NUTRITION USA INC
filed 2005-04-01
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended January 31, 2005
                          ----------------
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission file number 0-18349
                                                -------

                           Medical Nutrition USA, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       11-3686984
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


         10 West Forest Avenue, Englewood, New Jersey               07631
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

Title of each class

        Common Stock
        ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $4,727,400.
                                                         ----------

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 18, 2005 was approximately $5,377,588 (based on the average of the closing bid price and closing ask price for shares of the registrant's common stock as reported on the OTC Bulletin Board for the last trading date prior to that date).

As of March 18, 2005, there were 2,904,965 shares of the registrant's common stock outstanding.

Portions of the registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders scheduled to be held June 7, 2005 are incorporated by reference in
Part III hereof.

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
         PART I                                                               2
--------------------------------------------------------------------------------
              Item 1-DESCRIPTION OF BUSINESS                                  2
--------------------------------------------------------------------------------
              Item 2-DESCRIPTION OF PROPERTIES                                8
--------------------------------------------------------------------------------
              Item 3-LEGAL PROCEEDINGS                                        8
--------------------------------------------------------------------------------
              Item 4-SUBMISSION OF MATTER TO SECURITY HOLDERS                 8
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         PART II                                                              9
--------------------------------------------------------------------------------
              Item 5-MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
                     MATTERS                                                  9
--------------------------------------------------------------------------------
              Item 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                     10
--------------------------------------------------------------------------------
              Item 7-FINANCIAL STATEMENTS                                    14
--------------------------------------------------------------------------------
              Item 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE                     14
--------------------------------------------------------------------------------
              Item 8A-CONTROLS AND PROCEDURES                                14
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         PART III                                                            14
--------------------------------------------------------------------------------
              Item 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                     PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                     EXCHANGE ACT                                            14
--------------------------------------------------------------------------------
              Item 10-EXCUTIVE COMPENSATION                                  15
--------------------------------------------------------------------------------
              Item 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT                                             15
--------------------------------------------------------------------------------
              Item 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         15
--------------------------------------------------------------------------------
              Item 13-EXHIBITS AND REPORTS ON FORM 8K                        15
--------------------------------------------------------------------------------
              Item 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES                 16
--------------------------------------------------------------------------------
         Signatures                                                          16
--------------------------------------------------------------------------------
         Power of Attorney                                                   17
--------------------------------------------------------------------------------
         Index to Consolidated Financial Statements                          F-1
--------------------------------------------------------------------------------
         Exhibit Index
--------------------------------------------------------------------------------

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

     For a detailed description of factors that could cause actual results to differ materially from those expressed in any forward-looking statement please see "Risk Factors" below.

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

INTRODUCTION

     Medical Nutrition USA, Inc. (the "Company") develops and distributes nutritional supplements for use in long-term care facilities, hospitals, dialysis clinics and bariatric surgery clinics. Some of the Company's products are also sold through health food stores under private label or licensing agreements. Unless the context otherwise requires, references to the Company in this report include Medical Nutrition USA, Inc. and its subsidiary

     On April 22, 2003, the Company held its annual shareholder meeting, at which the shareholders approved the re-incorporation of the Company. To implement this, the Company formed a new Delaware corporation, Medical Nutrition USA, Inc., a wholly-owned subsidiary of the Company, which was then named Gender Sciences, Inc. Gender Sciences, Inc. merged into Medical Nutrition USA, Inc. pursuant to an Agreement and Plan of Merger. As a result of the merger, Medical Nutrition USA, Inc. was the surviving entity. Pursuant to the merger agreement, each outstanding share of the Company's common stock automatically converted into one share of common stock of Medical Nutrition USA, Inc. upon the effective date of the merger. Each of the Company's shareholders owns shares in Medical Nutrition USA, Inc. in the same amount and percentage as they held in Gender Sciences, Inc. immediately before the re-incorporation.

     Effective as of the close of business on February 7, 2003, Gender Sciences, Inc. implemented a one-for-twenty-five reverse split of its outstanding shares of common stock. The effect of the reverse stock split was to reduce the outstanding shares from 39,109,680 to 1,564,387. The reverse stock split also affected options, warrants and other securities convertible into or exchangeable for shares of the Gender Sciences, Inc.'s common stock that were issued and outstanding immediately prior to the effective time of the stock combination. Unless stated otherwise, all amounts reflected in the January 31, 2005 financial statements give effect to the reverse stock split.

INDUSTRY OVERVIEW

     Annual sales of nutritional supplements in the United States were approximately $100 billion in 2003. The nutritional supplements industry is fragmented and highly competitive and includes vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom. Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). Under DSHEA, vendors of dietary supplements are able to educate consumers regarding the effects of certain component ingredients. With certain limited exceptions, the sale of nutritional supplements is not subject to FDA approval prior to sale. See "Government Regulation" below.

     The Company competes primarily in the institutional segment of the nutritional supplement market. Sales in the institutional segment are estimated to be approximately $10 billion annually .

LONG-TERM CARE

     The Long-Term Care Market includes nursing, convalescent and assisted-living facilities. There are approximately 17,000 nursing home facilities in the United States with approximately 535 nursing home chains, both large and small. The number of Americans aged 65 and over is projected to increase from 35 million to over 70 million by 2030. An important component of the Older Americans Act (the "OAA") includes programs and services to specifically address nutrition among older persons. Nursing home facilities are required by law to assure that each resident maintain "acceptable parameters of nutritional status, such as body weight and protein levels, unless the clinical condition demonstrates that this is not possible." Within the nursing home patient population, Protein Energy Malnutrition (PEM), a deficiency of protein and energy (calories), is a common condition resulting in loss of lean body mass, development of pressure ulcers, impaired immune response and organ function. In observational studies, Pro-Stat(TM), the Company's patented, modular protein supplement has been shown to be effective nutritional support in the treatment of pressure ulcers, unintended weight loss and malnutrition. It delivers high nitrogen donor amino acids to replenish depleted protein stores and correct PEM.

         BARIATRIC SURGERY

     Bariatric surgery for the morbidly obese is widely accepted as an effective treatment for many of those who have waged a life-long and unsuccessful struggle to control their weight. Common co-morbidities of obesity include heart disease, cancer, stroke and diabetes. It is estimated that over 150,000 bariatric surgeries will be performed in the US in 2005, a number that is expected to grow in the future.

     The most common surgical procedures include, among other things, reducing the size of the stomach to a fraction of its normal size. Most surgeons recommend that bariatric surgery patients remain on a clear liquid diet immediately after surgery. Full liquids can generally be introduced after weeks of recovery. Post-surgical patients are typically able to ingest only small amounts at each feeding before becoming sated. One of the primary nutritional issues that results is ensuring adequate intake of protein, which is notably lacking in most clear liquid diets and is required by the body for post-surgical wound healing. The Company has developed a line of pbs Nutritional Support System(TM) liquid products and is marketing these products along with Pro-Stat(TM) 64 to the bariatric surgery market. Sales are generated both to the surgical practices as well as directly to the patients through the Company's on-line fulfillment process.

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

INDUSTRY TRENDS

     The Company believes that the market for its institutional nutritional supplements will continue to expand as a result of the following:

  o The aging of the United States population and the resulting increase in the number of assisted living/nursing home residents.
  o The growth in understanding of the link between diet, nutrition, and health, especially among the geriatric population;
  o Increased research into the beneficial effects of targeted nutritional intervention in reducing the severity of age-related disease and the incidence of nutritional deficiencies among institutionalized patients;
  o The growth in the number of bariatric surgery procedures performed annually in the United States.

PRODUCTS AND STRATEGY

     During the past year , the Company has continued to implement its strategy to increase the proportion of its sales generated by its own brands through increased sales of its own branded products, primarily to nursing homes, nursing home distributors, dialysis clinics, bariatric surgery clinics and their patients. These products include Pro-Stat(TM), an enzymatic hydrolyzed, liquid protein supplement used to treat unintended weight loss, malnutrition and pressure ulcers, and the pbs Nutritional Support System(TM), a line of nutritional supplements used to treat the nutritional risks that often result from bariatric surgery.

     The Company's strategy includes increasing the number of nursing homes, dialysis and bariatric surgery clinics employing Pro-Stat(TM) therapy through expansion of its own sales force and through a network of consultant dietitians, and sales representatives. The Company also uses advertising and exhibitions at trade shows that focus on long-term care, dialysis and bariatric. As a result of this strategy, sales of the Company's branded products increased over 405% for the year ended January 31, 2005. In addition, the Company is conducting a clinical trial for Pro-Stat(TM) in the treatment of decubiti ulcers among nursing home patients that it expects to be completed by the end of April 2005.

     During the fiscal year ending January 31, 2005, the revenues generated by the Company resulted from the sale of branded products and private label products.

     For the fiscal year ended January 31, 2005, one private label customer accounted for approximately 31% of total sales as compared to 62% in the prior year. The Company expects this percentage to decrease further in the coming year as the Company expands the amount of sales of its own branded products. The Company has no contractual arrangement with this customer and if the customer were to discontinue purchasing from the Company, it would have a material impact on the Company's sales.

     In the past year, the Company has developed a number of new products including alternative formulations and packages of its Pro-Stat(TM) liquid protein supplement. These products have expanded the potential uses of Pro-Stat(TM) for patients covered under Medicare Part B, those receiving supplements as a Med Pass item and dialysis patients who are covered under Medicaid. The Company has been able to successfully market these new products.

     The Company believes that the success of its strategy will depend upon the quality and effectiveness of its products; its ability to establish brand name recognition for its products; its ability to continue to develop new products, as well as the ability of its management and sales force to implement and execute its strategy. In addition, the market for nutrition medicine supplements is extremely competitive. There are many companies with substantially greater resources than the Company and with established brands presently being marketed.

     During the fiscal year ended January 31, 2005, the Company recorded expenses, not including salaries and wages, of $21,400 on Research and Development, and for the fiscal year ended January 31, 2004, the amount was $22,100.

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

COMPETITION

     The nutritional supplement industry is highly competitive. Many of the Company's competitors are large, well-known companies that have considerably greater financial, sales, marketing and technical resources than the Company. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines the Company markets and distributes. In addition, competitors may elect to devote substantial resources to marketing their products to similar outlets and may choose to develop educational and information programs like those developed by the Company to support their marketing efforts. The Company's business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

     Competition for the institutional nutritional supplement products the Company offers is significant. These products compete against a number of well-known brands of alternative or similar products. As the Company's sales have grown, competitors have attempted to introduce products that compete directly against the Company's liquid protein supplement. The Company's failure to adequately respond to the competitive challenges faced by the products it offers could have a material adverse effect on its business, financial condition and results of operations.

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

PATENTS

     Since 1977, the Company has been issued four patents for its collagen hydrolysate product. These are for (1) Method Of Providing High-Protein Nutrition By The Oral Administration Of A Predigested Protein Composition, (2) Method Of Composition For Preventing Nutritional Deficiency, (3) Method Of Treating Nutritional Deficiency During Cardiac Cachexia, Diabetes, Hypoglycemia, Gastro-enterology, Lipid, Cell Glycogen And Keratin Related Skin Conditions And Alcoholism, and (4) Method Of Treating Obesity By The Oral Administration Of A Predigested Protein Composition. The Company has been granted provisional rights for a patent for "Method of Treatment of Decubiti Ulcers". Some of the products that the Company offers incorporate patented technology owned by others, but patents do not protect most of the Company's products.

TRADEMARKS

     The Company has been using the Pro-Stat(TM) mark since August 2002, the pbs Nutrition Support System(TM) since August 2003, and the Healthy Nut(TM) mark for three years. The Company intends to take the actions that it believes are necessary to protect its proprietary rights with respect to these marks, but it may not be able to do so on commercially reasonable terms, if at all.

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

The Company has 16 full time employees.

RISK FACTORS

THE COMPANY GENERATES A SIGNIFICANT AMOUNT OF REVENUES FROM A SINGLE CUSTOMER.

     For the fiscal year ended January 31, 2005, one private label customer accounted for approximately 31% of total revenues, down from 62% in the prior year. The Company expects this percentage to continue to decrease in the coming year as it expands the amount of product sales under its own brands. The Company does not have a contract with this customer and, as a result, there is no assurance that this customer will continue to order products from the Company or will continue to order the products in the same amount. The loss of this customer would have a material effect upon the sales of the Company.

THE COMPANY MAY ENCOUNTER PROBLEMS IMPLEMENTING ITS BUSINESS STRATEGY.

     The Company may encounter problems, delays and expenses in implementing its business strategy. These may include, but not be limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond the Company's control, and in any event, could adversely affect the Company's results of operations. See "Management's Discussion and Analysis or Plan of Operation."


IF THE COMPANY DOES NOT SUCCESSFULLY MANAGE ANY GROWTH IT EXPERIENCES, IT MAY EXPERIENCE INCREASED EXPENSES WITHOUT CORRESPONDING REVENUE INCREASES.

     The Company's business is growing at a rapid rate. This growth may place a significant strain on management, financial and other resources. It also may require the Company to increase expenditures before it generates corresponding revenues. The Company's ability to manage future growth, should it occur, will depend upon its ability to identify, attract, motivate, train and retain highly skilled managerial, financial, business development, sales and marketing and other personnel. Competition for these employees is intense. Moreover, the growth in the Company's businesses will require the Company's management to integrate and manage an increasing number of employees. The Company may not be able to implement successfully and maintain its operational and financial systems or otherwise adapt to growth. Any failure to manage growth, if attained, would have a material adverse effect on the Company's business.

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

THE COMPANY'S FUTURE CAPITAL REQUIREMENTS WILL DEPEND ON MANY FACTORS. IF THE COMPANY WERE UNABLE TO OBTAIN ADDITIONAL FINANCING, IF NEEDED, IT MIGHT NOT BE ABLE TO CONTINUE TO OPERATE AT ITS CURRENT LEVEL.

     The Company believes that it has sufficient cash on hand to fully implement its business strategy for fiscal year 2006. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources". The Company's future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales.

     Additional funding may not be available on acceptable terms, if at all. If additional funds were needed but were not available, the Company, if needed, might be required to curtail significantly or defer one or more of its marketing programs or to limit or postpone obtaining or developing new products. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of its common stock. If the Company raises additional funds through the issuance of additional debt securities, these new securities would have certain rights, preferences and privileges senior to those of the holders of its common stock, and the terms of these debt securities could impose restrictions on its operations. For a further discussion of expenditures and other factors that could affect the Company's need for future capital, see "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

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

Item 2.  DESCRIPTION OF PROPERTY
         -----------------------

     The principal executive offices of the Company are located at 10 West Forest Avenue, Englewood, New Jersey 07631, where it leases approximately 7,500 square feet. The lease is for a period of five years commencing January 1, 2005. The annual rent for the fiscal year ending January 31, 2006 is $77,800, for the fiscal year ending January 31, 2007 is $80,200, for the fiscal year ending January 31, 2008 is $82,600, for the fiscal year ending January 31,2009 is $85,000 and for the fiscal year ending January 31, 2010 is $80,100.

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

Item 3.  LEGAL PROCEEDINGS
         -----------------

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------

     The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "MDNU". Information as to the range of high and low bid quotations for the Company's common stock, for the periods indicated, as furnished by National Quotation Bureau Incorporated, is set forth below and adjusted for the "one for twenty five reverse split" effected on February 7, 2003:

                 THREE MONTHS ENDED           HIGH            LOW
                 ------------------           ----            ---

                 April 30, 2003               1.45            1.45
                 July 31, 2003                2.40            2.40
                 October 31, 2003             3.00            3.00
                 January 31, 2004             2.80            2.75
                 April 30, 2004               3.60            3.20
                 July 31, 2004                2.16            2.16
                 October 31, 2004             1.75            1.60
                 January 31, 2005             2.25            2.25


     The above bid quotations represent prices between dealers and do not include actual retail mark-ups, mark-downs or commissions and may not represent actual transactions.

     As of March 18, 2005, there were approximately 128 record holders of the Company's common stock.

     The Company has not declared any cash dividends on its common stock and it has no intention to pay cash dividends in the foreseeable future.

     As of January 31, 2005, the following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

                                        Number of         Weighted average         Number of
                                     securities to be     exercise price of        securities
                                       issued upon           outstanding           remaining
                                       exercise of        options, warrants   available for future
                                       outstanding           and rights             issuance
                                    options, warrants
             Plan category              and rights
                                           (a)                   (b)                  (c)
      Equity compensation
      plans approved by
      security holders                  2,107,500               $1.96               604,000
                                   ----------------------------------------------------------------
      Equity compensation
      plans not approved by
      security holders                    666,540               $6.15                    --
                                   ----------------------------------------------------------------
      Total                             2,774,040               $2.96               604,000
                                   ================================================================

ITEM 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

     For a detailed description of factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in Part I, Item 1-Business above.

Executive Summary

         Overview - During fiscal 2005, the Company continued to implement the strategy it began in July, 2003, of expanding distribution of its own branded products and becoming less reliant on sales of derivative formulations sold to distributors who market them under their own brands (private labels). The Company established a network of sales and clinical representatives to aid in this effort and has recently increased the size of its own sales force as well. As a result, the Company's products are now being used in approximately 1,500 long term care facilities, dialysis clinics and bariatric clinics. The Company has also sponsored a clinical trial of its products in nursing homes in Ohio, Indiana, New York and New Jersey. The trial is expected to be completed by the end of April 2005. The Company has no off-balance sheet arrangements.

Fiscal 2005 Highlights

         Sales - The Company's sales of $4,727,400 were more than double the previous fiscal year. The sales increase was primarily the result of expanded distribution of the Company's Pro-Stat(TM) line of hydrolyzed, liquid, modular protein and the pbs Nutritional Support System(TM) line of bariatric surgery nutritional supplements. Together, these product lines contributed to total branded product sales of $2,959,800 for the fiscal year, a 405% increase for the previous fiscal year. During the fiscal year, the number of nursing homes and clinics using the Company's products increased by approximately 1,100, with approximately 397 additional facilities being added in the fourth fiscal quarter alone.

         New Product Development -- In the first quarter of the current fiscal year, the Company expects to introduce its line of unit dose packets for the Pro-Stat product line as well as an additional formula designed specifically for the renal care market.

         Cash Balance and Cash Flow - Cash balance at January 31, 2005 was $2,002,700. For the year, cash used in operating activities totaled $137,200 on a reported net loss of $250,400. The sum of the Company's total cash position and accounts receivable at year-end was essentially unchanged from the prior year.

Fiscal 2006 Expectations

     The Company expects revenues to continue to grow as a result of the increasing acceptance of its products among its target customers and the additions it has made to its sales force. The Company also expects to be profitable for the full fiscal year.

Results of Operations

     The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report.

Fiscal Year Ended January 31, 2005 Compared to Fiscal Year Ended January 31,
2004

     Sales for the fiscal year ended January 31, 2005 were $4,727,400 as compared with $2,173,400 for the fiscal year ended January 31, 2004, an increase of 118%. This increase was primarily attributable to an increase in branded product sales to approximately $2,959,800 from $586,300. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales increased to approximately $1,767,600 from $1,587,100 for the comparable prior year period.

     Cost of sales for the fiscal year ended January 31, 2005 was $2,307,800 or 48.8% of sales, as compared with $1,127,500 for the fiscal year ended January 31, 2004, or 51.9% of sales. Gross profit percentage increased from 48.1% to 51.2% for the fiscal year ended January 31, 2005 compared to the fiscal year ended January 31, 2004. This increase in gross profit percentage was primarily due to an increase in higher margin branded product sales and included the negative impact of a non-recurring $31,000 reserve for obsolete inventory for the fiscal year ended January 31, 2005.

     Selling, general and administrative expenses for the fiscal year ended January 31, 2005, increased by $445,000 to $2,434,900, from $1,989,900 for the prior year comparable period. This increase was primarily attributable to an increase in selling and marketing expenses of $621,600. This increase is primarily attributable to expanded marketing of the Company's branded products.. For the fiscal year ended January 31, 2005 selling, general and administrative expenses consisted of personnel costs of approximately $819,900; selling and marketing expenses of approximately $1,142,600; legal and professional costs of approximately $102,300; insurance expense of approximately $108,300; and other operating costs of approximately $261,800.

     Interest expense was $268,700 for the fiscal year ended January 31, 2005 and interest income was $33,600 as compared to $185,100 and $20,100, respectively, for the fiscal year ended January 31, 2004. The increase in interest expense was primarily due to the accrual of a full year of interest for convertible promissory notes issued during fiscal 2004.

     For the fiscal year ended January 31, 2005, the Company had an operating loss of $15,300 as compared to an operating loss of $944,000 for the fiscal year ended January 31, 2004. The decrease in operating loss was primarily due to an increase in gross profit resulting from increased sales of higher margin branded products.

     The Company incurred a net loss for the fiscal year ended January 31, 2005 of $250,400 or ($.09) per share compared to a net loss for the fiscal year ended January 31, 2004 of $1,109,000 or ($.48) per share.

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

     Selling, general and administrative expenses for the fiscal year ended January 31, 2004, increased by $1,100,900 to $1,989,900, from $889,000 for the prior comparable fiscal year. The increase was primarily attributable to increased salary expense of approximately $ 545,400 for additional personnel; increased selling expenses of approximately $453,800 (primarily due to costs related to the national roll-out of Pro-Stat(TM) into the long-term care market), increased insurance costs of approximately $41,000 (primarily due to higher rates for directors and officers liability coverage). Selling, general and administrative expenses for the fiscal year ended January 31, 2004 consisted of personnel costs of approximately $968,100; selling and marketing expenses of approximately $521,000; legal and professional costs of approximately $192,900; and other operating costs of approximately $307,900.

     Interest expense was $185,100 for the fiscal year ended January 31, 2004 and interest income was $20,100 for the fiscal year ended January 31, 2004, as compared to interest expense of $37,500 and $1,000 interest income during the comparable prior fiscal year. The increase in interest expense was primarily due the issuance of the 2002 and 2003 Notes.

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

Liquidity and Capital Resources

     Effective as of the close of business on February 7, 2003, the Company implemented a 1-for-25 reverse split of the Company's outstanding shares of common stock. The effect of the reverse stock split was to reduce the number of the Company's outstanding shares of common stock from 39,109,680 to 1,564,387. The reverse stock split also affected options, warrants and other securities convertible into or exchangeable for shares of the Company's common stock that were issued and outstanding immediately prior to the effective time of the reverse stock split. All amounts reflected in this report and in the financial statements included as part of this report have been restated to give effect to the reverse stock split, unless otherwise stated.

     At January 31, 2005, the Company had cash of $2,002,700 as compared to cash of $2,337,200 at January 31, 2004. One of the primary reasons for this decrease was an increase in accounts receivable of $343,700. At January 31, 2005, approximately 97% of accounts receivable were less than 30 days past due. Cash used for operations was $137,200 as compared to $920,800 in the prior fiscal year.

     From April 29, 2003 to August 31, 2003, the Company borrowed an additional $3,127,500 from various individuals and issued its 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, automatically convert at any time prior to maturity if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a conversion rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes will be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes will be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At January 31, 2005, the outstanding balance of the 2003 Notes was $3,090,000 and the accrued and unpaid interest was approximately $386,700.

     In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. Interest accrues over the three-year term at a rate (up to a maximum of ten percent) to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. The notes are convertible at any time at a conversion price of $2.25 per share. The notes are unsecured and may be prepaid without penalty. At January 31, 2005, the outstanding balance of the notes was $250,000 and the accrued and unpaid interest was approximately $23,200.

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

Critical Accounting Policies:
-----------------------------

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $9,600 and $3,300 at January 31, 2005 and 2004, respectively.

Patent Application Costs - Patent application costs relate to the Company's U.S. patent applications and consist primarily of legal fees, the underlying clinical studies and other direct fees. The recoverability of the patent application costs is dependent upon, among other factors, the success of the underlying clinical studies used to support the patent.

Stock-Based Compensation - The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company recognized no compensation expense related to employee stock options, as no options were granted at a price below the market price on the day of grant.

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123) which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 9 - Stockholders' Equity for pro forma disclosures required by SFAS 123 plus additional information on the Company's stock options.

     In December 2004, the Financial Accounting Standards Board issued a revision of SFAS 123, Accounting for Stock-Based Compensation, Statement No. 123R. Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will be required to apply the provisions of Statement No. 123R beginning with its fiscal quarter commencing on February 1, 2006, and therefore the Statement had no impact to the consolidated financial statements for the year ended January 31, 2005. The Company has not yet determined the method of adoption or the effect that the adoption will have on its financial position or results of operations.

Item 7:  FINANCIAL STATEMENTS
         --------------------

     See the Company's Consolidated Financial Statements, including the related notes thereto, beginning on page F-1.

Item 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None

Item 8A: CONTROLS AND PROCEDURES
         -----------------------

     An evaluation was performed, under the supervision and with the participation of management, including the Company's principal executive officer and principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal year covered by this report. Based upon that evaluation, the Company's principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information regarding the Company and its business (including the Company's consolidated subsidiary) that is required to be included in the Company's periodic Securities and Exchange Commission reports.

     There was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

     Information regarding the Company's directors and officers is set forth in "Proposal 1 - Election of Directors" under the caption "Biographical Information Regarding Directors" in the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders to be held June 7, 2005. Such information is incorporated herein by reference. Information regarding compliance by the Company's directors and executive officers and owners of more than ten percent of common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION
         ----------------------

     Information regarding the compensation of the Company's executive officers and directors is set forth in "Proposal 1 - Election of Directors" under the caption "Director Compensation" and under the caption "Summary of Cash and Certain Other Compensation" in the proxy statement. Such information is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------

     Information regarding ownership of the Company's common stock by certain persons is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement. Such information is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     Information regarding relationships or transactions between the Company and its affiliates is set forth under the caption "Certain Relationships and Related Transactions" in the proxy statement. Such information is incorporated herein by reference.

Item 13. Exhibit List and Reports on Form 8-K
         ------------------------------------

     (a) Exhibits and Exhibit List

           See Exhibit Index

     (b) Reports on Form 8-K:

           None


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     Information regarding the Company's principal accountant fees and services is set forth in "Proposal 2 - Ratification of Appointment of Independent Public Accountants" in the proxy statement. Such information is incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 1, 2005             MEDICAL NUTRITION USA, INC.

                                  By: /s/ FRANCIS A. NEWMAN
                                      ------------------------------------------
                                      Francis A. Newman, Chief Executive Officer

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                  Title                       Date
---------                                  -----                       ----


/s/ FRANCIS A. NEWMAN             Chairman, Chief Executive        April 1, 2005
----------------------------      Officer and Director
Francis A. Newman

/s/ ARNOLD GANS                   President and Director           April 1, 2005
----------------------------
 Arnold Gans

/s/ JEFFREY JANCO                 Principal Accounting Officer     April 1, 2005
----------------------------
Jeffrey Janco

/s/ MYRA GANS                     Executive Vice President,        April 1, 2005
----------------------------      Secretary and Director
Myra Gans

/s/ LAWRENCE BURSTEIN             Director                         April 1, 2005
----------------------------
Lawrence Burstein

/s/ BERNARD KORMAN                Director                         April 1, 2005
----------------------------
Bernard Korman

/s/ ANDREW HOROWITZ               Director                         April 1, 2005
----------------------------
Andrew Horowitz

/s/ MARK H. ROSENBERG             Director                         April 1, 2005
----------------------------
Mark H. Rosenberg

                           MEDICAL NUTRITION USA, INC.



                          INDEX TO FINANCIAL STATEMENTS



                                                                         Page(s)

Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets at January 31, 2005 and 2004                    F-3

Consolidated Statements of Operations for the Years Ended
January 31, 2005 and 2004                                                   F-4

Consolidated Statements of Cash Flows for the Years Ended                   F-5
January 31, 2005 and 2004

Consolidated Statements of Stockholders' Equity for the Years Ended         F-6
January 31, 2005 and 2004

Notes to Consolidated Financial Statements                          F-7  to F-19

                             GOLDSTEIN & GANZ, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                                                                    Member of the American Institute
                                98 CUTTERMILL ROAD                  of Certified Public Accountants

                           GREAT NECK, NEW YORK 11021               Member of The New York State
                                                                    Society of Certified Public
                                   ------------                     Accountants

                                 (516) 487-0110

                            Facsimile (516) 487-2928


             Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Medical Nutrition USA, Inc.


         We have audited the accompanying consolidated balance sheets of Medical Nutrition USA, Inc. as of January 31, 2005 and 2004 and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the two years in the period ended January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Nutrition USA, Inc. as of January 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                           Goldstein & Ganz, CPA's, PC
Great Neck, NY
March 18, 2005

                           MEDICAL NUTRITION USA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                 January 31,
                                                                        ----------------------------
                                                                            2005            2004
                                                                        ------------    ------------
ASSETS
Current Assets:
           Cash                                                         $  2,002,700    $  2,337,200
           Accounts receivable, net of allowance of $9,600 and $3,300
           at January 31, 2005 and 2004, respectively                        498,900         161,500
           Inventories                                                        71,300          93,900
           Prepaid expenses                                                   65,800          75,700
                                                                        ------------    ------------

             Total current assets                                          2,638,700       2,668,300

           Fixed assets, net of accumulated depreciation of $133,400
           and $117,900 at January 31, 2005 and 2004, respectively            71,900          32,500

Other assets:
           Security deposits                                                  15,300          15,300
           Investment in Organics Corporation of America                     125,000         125,000
           Intangible assets, net of amortization                            205,700          65,100
                                                                        ------------    ------------

                                                                        $  3,056,600    $  2,906,200
                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
           Accounts payable and accrued expenses                        $    307,200    $    174,200
           Customer deposits                                                      --           1,000
                                                                        ------------    ------------

             Total current liabilities                                       307,200         175,200

Convertible promissory notes                                               3,302,500       3,377,500
Accrued interest payable                                                     410,000         148,100
                                                                        ------------    ------------
            Total Liabilities                                              4,019,700       3,700,800
                                                                        ------------    ------------

Shareholders' Equity:
          Common stock, no par value; 20,000,000 shares authorized;
           2,892,965 and 2,783,759 issued and outstanding at
          January 31, 2005 and 2004, respectively                         10,919,100      10,837,200
          Accumulated defecit                                            (11,871,800)    (11,621,400)
                                                                        ------------    ------------
                                                                            (952,700)       (784,200)
          Less: treasury stock, at cost                                      (10,400)        (10,400)
                                                                        ------------    ------------
          Total stockholders' equity (deficit)                              (963,100)       (794,600)
                                                                        ------------    ------------
                                                                        $  3,056,600    $  2,906,200
                                                                        ============    ============

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Years Ended January 31,
                                                   ----------------------------

                                                       2005            2004
                                                   ------------    ------------

Sales                                              $  4,727,400    $  2,173,400
Cost of Sales                                         2,307,800       1,127,500

                                                   ------------    ------------
Gross Profit                                          2,419,600       1,045,900
                                                   ------------    ------------

Selling, general and administrative expenses          2,434,900       1,989,900

                                                   ------------    ------------
Operating Income (loss)                                 (15,300)       (944,000)
                                                   ------------    ------------

Other income (expense):
    Interest income                                      33,600          20,100
    Interest expense                                   (268,700)       (185,100)

                                                   ------------    ------------
Total other income (expense)                           (235,100)       (165,000)
                                                   ------------    ------------

Net (loss)                                         $   (250,400)   $ (1,109,000)
                                                   ============    ============

Basic and diluted per share data:
Net (loss)                                         $      (0.09)   $      (0.48)
                                                   ============    ============

Weighted average number of shares outstanding         2,821,350       2,333,493
                                                   ============    ============

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Years Ended January 31,
                                                         ----------------------------

                                                             2005            2004
                                                         ------------    ------------
Operating Activities:
      Net income (loss)                                  $   (250,400)   $ (1,109,000)
      Adjustments to reconcile net cash (used for)
        operating activities:
          Depreciation and amortization expense                17,300          10,400
          Provision for losses on accounts receivable           6,300           3,300
          Interest expense paid with common stock               1,500              --
          Employee compensation paid with common stock             --         205,900
      Changes in operating assets and liabilities
          Accounts receivable                                (343,700)        (25,600)
          Inventory                                            22,600         (54,100)
          Prepaid expenses                                      9,900         (61,600)
          Accounts payable                                    400,300         111,400
          Customer deposits                                    (1,000)         (1,500)
                                                         ------------    ------------
Net cash (used for) operating activities                     (137,200)       (920,800)
                                                         ------------    ------------

Investing Activities:
      Acquisition of property and equipment                   (54,900)        (18,300)
      Website development costs                                (5,400)           (900)
      Trademark costs                                         (17,500)         (8,700)
      Capitalized patent costs                               (119,500)        (43,900)
                                                         ------------    ------------
Net cash (used for) investing activities                     (197,300)        (71,800)
                                                         ------------    ------------

Financing Activities:
      Payment of bank borrowings                                   --         (12,100)
      Payment of shareholder loans                                 --        (196,100)
      Proceeds from sale of convertible notes                      --       3,377,500
                                                         ------------    ------------
Net cash provided by financing activities                          --       3,169,300
                                                         ------------    ------------

Net increase (decrease) in cash                              (334,500)      2,176,700
Cash - beginning of period                                  2,337,200         160,500
                                                         ------------    ------------

Cash - end of period                                     $  2,002,700    $  2,337,200
                                                         ============    ============

Supplemental information:
      Interest paid during the period                    $         --    $      7,500
                                                         ============    ============
      Taxes paid during the period                       $     15,619    $      2,615
                                                         ============    ============

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      YEARS ENDED JANUARY 31, 2005 AND 2004


                                             Common Stock
                                      ---------------------------   Accumulated      Treasury          Total
                                         Shares         Amount        Deficit          Stock           Equity
                                      ------------   ------------   ------------    ------------    ------------
Balance at January 31, 2003              1,564,387   $  9,752,800   $(10,512,400)   $    (10,400)   $   (770,000)

Shares issued as payment for:
     Various liabilities                   761,706        753,500                                        753,500

     Compensation to employees             291,000        205,900                                        205,900

     Acquisition of investment in
     Organic Corporation of America        166,666        125,000                                        125,000

Net (loss)                                                            (1,109,000)                     (1,109,000)
                                      ------------   ------------   ------------    ------------    ------------

Balance at January 31, 2004              2,783,759   $ 10,837,200   $(11,621,400)   $    (10,400)   $   (794,600)
                                      ------------   ------------   ------------    ------------    ------------

Conversion of convertible notes and
accrued interest                           109,206         81,900                                         81,900

Net (loss)                                                              (250,400)             --        (250,400)
                                      ------------   ------------   ------------    ------------    ------------

Balance at January 31, 2005              2,892,965   $ 10,919,100   $(11,871,800)   $    (10,400)   $   (963,100)
                                      ============   ============   ============    ============    ============

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005

Note 1. Organization and Business:
        -------------------------

     Medical Nutrition USA, Inc. (Medical Nutrition or the Company) is primarily engaged in the development and distribution of nutritional and health products. The Company develops nutrition-medicine products for sale to physicians, dispensing medical clinics, nursing homes and network marketing companies. The Company's products are sold under its own brands and/or under private labels.

Re-incorporation - On April 22, 2003, the Company held its annual shareholder meeting, at which the shareholders approved the re-incorporation of the Company. To implement this, the Company formed a new Delaware corporation, Medical Nutrition USA, Inc., a wholly owned subsidiary of the Company, which was then named Gender Sciences, Inc. The Company merged into Medical Nutrition USA, Inc. pursuant to an Agreement and Plan of Merger. As a result of the merger, Medical Nutrition USA, Inc. was the surviving entity. Pursuant to the merger agreement, each outstanding share of the Company's common stock automatically converted into one share of common stock of Medical Nutrition USA, Inc. upon the effective date of the merger. Each of the Company's shareholders owns shares in Medical Nutrition USA, Inc. in the same amount and percentage as they held in the Company immediately before the re-incorporation.

Recapitalization - Effective as of the close of business on February 7, 2003, the Company implemented a one-for-twenty-five reverse split of the Company's outstanding shares of common stock. The effect of the reverse stock split was to reduce the outstanding shares from 39,109,680 to 1,564,387. The reverse stock split also affected options, warrants and other securities convertible into or exchangeable for shares of the Company's common stock that were issued and outstanding immediately prior to the effective time of the stock combination. Unless stated otherwise, all amounts reflected in the January 31, 2005 financial statements give effect to the reverse stock split.

Note 2. Significant Accounting Policies:
        -------------------------------

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of inter-company accounts and transactions for ongoing activities.

Concentration of credit risk - The Company maintains its cash in several bank accounts at two high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At January 31, 2005, the Company had approximately $1.8 million in excess of FDIC insured limits.

     The financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable.

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $9,600 and $3,300 at January 31, 2005 and 2004, respectively.

Inventories - Inventories, which consist primarily of purchased finished foods, are stated at the lower of cost or market using the "first-in, first-out" (FIFO) cost method.

Fixed Assets - Furniture, fixtures and equipment, and leasehold improvements are stated at cost and depreciated and amortized over their estimated useful lives, which range from 3 to 7 years. Depreciation is calculated using the straight-line method for financial reporting purposes. Expenditures for repairs and maintenance, which do not extend the useful life of the property, are expensed as incurred.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005

Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

Patent Application Costs - Patent application costs relate to the Company's U.S. patent applications and consist primarily of legal fees, the underlying clinical studies and other direct fees. The recoverability of the patent application costs is dependent upon, among other factors, the success of the underlying clinical studies used to support the patent.

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

Stock-Based Compensation - The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company recognized no compensation expense related to employee stock options, as no options were granted at a price below the market price on the day of grant.

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123) which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 9 - Stockholders' Equity for pro forma disclosures required by SFAS 123 plus additional information on the Company's stock options.

     In December 2004, the Financial Accounting Standards Board issued a revision of SFAS 123, Accounting for Stock-Based Compensation, Statement No. 123R. Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will be required to apply the provisions of Statement No. 123R beginning with its fiscal quarter commencing on February 1, 2006, and therefore the Statement had no impact to the consolidated financial statements for the year ended January 31, 2005. The Company has not yet determined the method of adoption or the effect that the adoption will have on its financial position or results of operations.

Earnings Per Share - The consolidated financial statement are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "earnings Per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005

Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

     Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. In accordance with SFAS 128, diluted earnings per share are not presented in periods during which the Company incurred a loss from operations.

Amortization of Intangibles - Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives.

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

Reclassification - Certain amounts in the January 31, 2004 financial statements were reclassified to conform to the January 31, 2005 presentation.

New accounting pronouncements - In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as revised in December 2003. A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. The provisions of this statement are not applicable to the Company and therefore have not been adopted.

     In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business filers the first interim reporting period that begins after December 15, 2005.

     In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for all fiscal years beginning after June 15, 2005.

     On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005

Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

Note 3. Fixed Assets:
        ------------

     Fixed assets consisted of the following at January 31, 2005 and 2004, respectively:

                                                      January 31,
                                              ---------------------------
                                                  2005           2004
                                              ------------   ------------
       Furniture, fixtures and equipment      $    173,800   $    121,900
       Leasehold improvements                       31,500         28,500
                                              ------------   ------------
                                                   205,300        150,400
       Less:  Accumulated depreciation
                  and amortization                 133,400        117,900
                                              ------------   ------------
                                              $     71,900   $     32,500
                                              ============   ============

Note 4. Intangible Assets:
        -----------------

     Intangible assets consisted of the following at January 31, 2005 and 2004, respectively:

                                                     January 31,
                                               -----------------------
                                                  2005         2004
                                               ----------   ----------
         Patent application costs              $  163,300   $   43,900
         Trademarks                                40,800       23,200
         Website development costs                  6,300          900
                                               ----------   ----------
                                                  210,400       68,000


         Less:  Accumulated amortization            4,700        2,900
                                               ----------   ----------
                                               $  205,700   $   65,100
                                               ==========   ==========


Note 5. Investment in Organics Corporation of America:
        ---------------------------------------------

     On July 31, 2003, the Company entered into an agreement with Organics Corporation of America to purchase 5% of their issued and outstanding capital stock for aggregate consideration of $125,000. In turn Organics Corporation of America agreed to purchase 166,666 shares of the Company's common stock at a purchase price of $0.75 per share for aggregate consideration of $125,000. In addition, Organics Corporation of America agreed to assist the Company to (a) continue to develop and improve products of the Company that have been developed or are in the process of being developed and improved as of July 31, 2003; (b) design, develop, implement, and provide merchantable and marketable products; and (c) maintain the confidentiality of all proprietary product technology (see
Note 11 - "Commitments and Contingencies").

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005


Note 6. Notes Payable:
        -------------

Bank Loan
---------

     The Company borrowed $50,000 from PNC Bank on January 29, 1998 bearing interest at 10.25%. During the fiscal year ended January 31, 1999, this loan was converted to an installment note. At January 31, 2003, the outstanding balance was approximately $12,100. During the third quarter ended October 31, 2003, the balance of the note was paid in full.

2002 8% Convertible Promissory Notes
------------------------------------

     In November 2002, the Company borrowed $450,000 from two individuals and issued its 8% Convertible Promissory Notes (the "2002 Notes"). Subsequent to the loan transaction, one individual became a director of the Company and the other became a director and CEO of the Company. Each of the 2002 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2002 Notes were for a term of three years. The 2002 Notes, including accrued and unpaid interest, were convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $1.25 per share. The 2002 Notes, including accrued and unpaid interest, were convertible at any time prior to maturity automatically if the Company completed an equity financing in which the Company obtained net proceeds of $2,000,000 or more, at a price that is the lower of $1.25 per share or the price per share sold in the equity financing. In connection with this transaction, the Company also issued to the investors common stock purchase warrants at a ratio of one warrant for each share to be converted. The warrants can be exercised for a three-year period at a price of $1.25 per share. In connection with the issuance by the Company of its 2003 8% Convertible Promissory Notes and common stock purchase warrants (see below), the conversion rate of the 2002 Notes and the exercise price of the related common stock purchase warrants was changed to $0.75 per share. On July 31, 2003, the outstanding balance of $450,000 and the accrued interest of $26,400 were converted into 635,239 shares of common stock of the Company (see Note 9 - "Stockholders' Equity").

2003 8% Convertible Promissory Notes
------------------------------------

     From April 29, 2003 to August 31, 2003, the Company borrowed an additional $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, automatically convert at any time prior to maturity if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes will be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes will be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At January 31, 2005, the outstanding balance of the 2003 Notes was $3,090,000 and the accrued and unpaid interest was approximately $386,700.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005


December 2003 Convertible Promissory Notes
------------------------------------------

     In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. Subsequent to the loan transaction one individual became a director of the Company. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. Interest accrues over the three-year term at a rate (up to a maximum of ten percent) to be determined by calculating one-half percent for each increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. At January 31, 2005, the accrued and unpaid interest was approximately $25,300. The notes are convertible at any time at a conversion price per share of $2.25. The notes are unsecured and may be prepaid without penalty.

Notes Payable at January 31, 2005 and 2004 consisted of the following:

                                                       2005         2004
                                                    ----------   ----------
    Convertible promissory note, bearing            $3,052,500   $3,127,500
    interest at 8% maturing at varying dates from April 29, through August 1, 2006

    Convertible promissory notes, bearing
    interest up to a maximum of 10%,
    maturing in December 2006                          250,000      250,000
                                                    ----------   ----------

                                                     3,302,500    3,377,500
    Less: current portion                                   --           --
                                                    ----------   ----------
    Long term portion                               $3,302,500   $3,377,500
                                                    ==========   ==========

Note 7. Due to Officers and Stockholders:
        --------------------------------

     During fiscal 2001 and 2002, the Company received various loans from an affiliate of the former Chairman of the Board of the Company. At January 31, 2003, the balance owed to this entity was $245,000. Interest accrued at 10% per year through April 30, 2002 and amounted to approximately $29,100, which was included in accrued expense at January 31, 2003. Effective May 1, 2002, this loan was converted to a one year, non-interest bearing loan. On January 14, 2003, in satisfaction and cancellation of the Company's obligations to the affiliate, the Company approved the following transaction: (a) in connection with the re-incorporation of the Company approved by the Company's shareholders on April 23, 2003, (i) the entire $245,000 principal amount owed to the affiliate was converted into 122,500 shares of the Company's common stock; (ii) the affiliate received a warrant to purchase 5,875 shares of common stock at an exercise price of $2.50 per share; and (iii) the affiliate received a warrant to purchase 5,750 shares of the Company's common stock at an exercise price of $2.50 per share; and (b) the affiliate was granted "piggyback" registration rights with respect to the shares issued upon conversion of the principal and the exercise of the warrants. Effective April 22, 2003, upon shareholder approval of the Company's re-incorporation in Delaware, the $245,000 principal amount of the loan was converted into 122,500 shares of common stock and accrued interest on the loan was converted into 11,625 warrants.

     In November 2001, Arnold and Myra Gans, President and Secretary of the Company, respectively, personally borrowed $150,000 and loaned the proceeds to the Company. The Company recorded a $150,000 liability to them and agreed to a repayment schedule equal to the repayment schedule of their

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005


Note 7. Due to Officers and Stockholders (continued):
        --------------------------------------------

loan. The balance at January 31, 2003, was approximately $139,100. Also included on the Company's balance sheet as "Due to officers and stockholder" at January 31, 2003 was unpaid payroll for Arnold and Myra Gans of $30,800 and $25,400, respectively. All unpaid payroll was paid in cash during the first quarter ended April 30, 2003. In August 2003, the officer's loan was repaid in full.

Note 8. Lease Commitments:
        -----------------

     The Company leases an office and warehouse facility in New Jersey under a lease, which expires in December 2009. Total gross rental expense for the year ended January 31, 2005 and 2004 was approximately $96,300 and $91,600, respectively.

The future minimum lease payments are as follows:

                   Years Ended January 31,

                             2006                    $   77,800
                             2007                        80,200
                             2008                        82,600
                             2009                        85,000
                             2010                        80,100
                                                     ----------
                                                     $  405,700
                                                     ==========


     The Company sub-let (on a month to month basis) a portion of its facility to various entities at an annual rental income of approximately $43,000 and $44,700 for the years ended January 31, 2005 and 2004, respectively.

     The Company leases vehicles and equipment under various operating leases. During the year ended January 31, 2005 and 2004, the total payments under such leases were $8,400 and $13,000, respectively.

         The future minimum lease payments are as follows:

                 Years Ended January 31,

                          2006                 $    7,500
                          2007                      7,500
                          2008                      4,300
                          2009                        900
                          2010                        600
                                               ----------
                                               $   20,800
                                               ==========

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005

Note 9. Stockholders' Equity:
        --------------------

     All amounts have been restated for the February 7, 2003 one-for-twenty-five reverse stock split.

Preferred Stock
---------------

     On April 22, 2003, at the annual shareholder meeting, the shareholders approved the authorization of 5,000,000 shares of preferred stock with $0.001 par value per share. The Board of Directors has the power to determine the powers, preferences and rights, and the qualifications, limitations or restrictions, of the authorized and un-issued preferred stock. As of January 31, 2005, no preferred stock was issued.

Common Stock
------------

     During the year ended January 31, 2004, the Company issued 291,000 shares of its common stock valued at $205,900 for the payment of incentive compensation to three of its officers. As further consideration for their efforts, four officers of the Company were issued, in the aggregate, options to purchase 500,000 shares of the Company's common stock at $2.00 per share and two employees were issued, in the aggregate, options to purchase 80,000 shares of the Company's common stock at $1.20 per share. As of January 31, 2005, none of the options were exercised.

     Additionally, during the year ended January 31, 2004, the Company issued 126,500 shares of its common stock in satisfaction of $248,000 of liabilities to certain related parties, which were reflected on the balance sheet at January 31, 2003 (see Note 7). In connection with the satisfaction of $245,000 of such liabilities, the Company also issued warrants to purchase 11,625 shares of common stock at an exercise price of $2.50 per share as consideration for accrued interest of $29,100. As of January 31, 2005, none of the warrants were exercised.

     In connection with the subscription agreement to purchase 5% of Organics Corporation of America (see Note 5), during fiscal year 2004, the Company issued 166,666 shares of its common stock valued at $125,000.

     On July 31, 2003, the Company issued 635,239 shares of stock in connection with the conversion of $450,000 of the 2002 Notes and $26,400 of accrued interest thereon (see Note 6 - "Convertible Promissory Notes - 2002 Notes").

Options
-------

     The following table summarizes information concerning outstanding and exercisable options at January 31, 2005 (contractual life in years):

                                  Options Outstanding                      Options exercisable
                                        Weighted         Weighted                          Weighted
                                           avg.             avg.                             avg.
                                        remaining        exercise                          exercise
     Range of prices        Number         life            price          Number             price
     ---------------      ---------     ---------        --------       ---------            ------
       $0.50-$ 3.00       2,574,100          9            $ 1.72        1,402,600            $ 1.29
       $3.01-$ 7.50          40,000          5              7.50           40,000              7.50
       $7.51-$21.88         159,940          6             21.88          159,940             21.88
  -----------------------------------------------------------------------------------------------------
       $0.50-$21.88       2,774,040          8            $ 2.96        1,602,540            $ 3.50
  -----------------------------------------------------------------------------------------------------

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005

Note 9. Stockholders' Equity (continued):
        --------------------------------

     A summary of option transactions for the two years ended January 31, 2005, follows:

                                                                 Weighted
                                                                  Average
                                                  Options       option price
      ------------------------------------------------------------------------
         Outstanding at January 31, 2003            952,310            $4.72
      ------------------------------------------------------------------------
         Granted                                    646,000             1.92
         Exercised                                       --               --
         Expired or Surrendered                          --               --
      ------------------------------------------------------------------------
         Outstanding at January 31, 2004          1,598,310             3.59
      ------------------------------------------------------------------------
         Granted                                  1,221,500             2.22
         Exercised                                       --               --
         Expired or Surrendered                      45,770             4.78
      ------------------------------------------------------------------------
         Outstanding at January 31, 2005          2,774,040            $2.96
      ------------------------------------------------------------------------


Pro Forma Fair Value Disclosures
--------------------------------

     Had compensation expense for the company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the company's income from continuing operations and earnings per share for the two years ended January 31, 2005 and 2004, would have been impacted as shown in the following table:


                                         January 31, 2005     January 31, 2004
--------------------------------------------------------------------------------
Net Income (loss)
             As reported                      $  (250,400)         $(1,109,000)
             Pro forma                        $(1,210,700)         $(1,490,900)
Basic and diluted earnings per share
             As reported                      $     (0.09)         $     (0.48)
             Pro forma                        $     (0.43)         $     (0.64)
--------------------------------------------------------------------------------

Warrants
--------

     In November 2002, in connection with the issuance of its 2002 8% Convertible Promissory Notes, the Company also issued, to the investors of the Notes, common stock purchase warrants exercisable for an aggregate 600,000 shares of the Company's common stock, at $0.75 per share. The Warrants may be exercised at any time, and from time to time, for a period of three years from issuance (see Note 6). At January 31, 2005, none of the warrants were exercised.

     In April 2003, in connection with the conversion of the principal amount of various loans from an affiliate, the Company also issued, to the affiliate, common stock purchase warrants exercisable for an aggregate 11,625 shares of the Company's common stock, at $2.50 per share. The Warrants may be exercised at any time, and from time to time, for a period of three years from issuance (see Note
7). At January 31, 2005, none of the warrants were exercised.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005


Note 9. Stockholders' Equity (continued):
        --------------------------------

     In July 2003, in connection with the issuance of the Company's 2003 8% convertible promissory notes, the Company also issued, to certain shareholders who purchased 390,000 shares of the Company's common stock with specific anti-dilution provisions in April 2002, common stock purchase warrants exercisable for an aggregate 730,000 shares of the Company's common stock, at $0.50 per share in exchange for foregoing any future rights to additional shares under the anti-dilution provisions. The Warrants may be exercised at any time, and from time to time, for a period of three years from issuance (see Note 6). At January 31, 2005, none of the warrants were exercised.

     In July 2003, in connection with the issuance of the Company's 2003 8% convertible promissory notes, the Company also issued, to the investors of the Notes, common stock purchase warrants exercisable for an aggregate 4,170,000 shares of the Company's common stock, at $0.75 per share. The Warrants may be exercised at any time, and from time to time, for a period of three years from issuance (see Note 6). At January 31, 2005, none of the warrants were exercised.

     In December 2003, in connection with the issuance of the Company's 2003 convertible promissory notes, the Company also issued, to the private investors of the Notes, common stock purchase warrants exercisable for an aggregate 111,111 shares of the Company's common stock, at $3.00 per share. The Warrants may be exercised at any time, and from time to time, for a period of three years from issuance (see Note 6). At January 31, 2005, none of the warrants were exercised.

2000 Long-Term Incentive Stock Plan
-----------------------------------

     On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the Plan). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR's) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At January 31, 2005, 240,000 options were granted from the Plan.

2003 Omnibus Equity Incentive Plan
----------------------------------

     Effective as of April 22, 2003, the board adopted the 2003 Omnibus Equity Incentive Plan (the 2003 Plan). The purpose of the 2003 Plan is to promote the long-term success of the company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and
(c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The 2003 Plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) or stock appreciation rights.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005


Note 9. Stockholders' Equity (continued):
        --------------------------------

     Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock. Additionally, the 2003 Plan was increased by 250,000 Common Shares as of January 1, 2004. At the 2004 Annual Meeting the 2003 Plan was amended to provide that as of January 31, of each year, commencing with January 31, 2005, there shall be an automatic increase in the aggregate number of Common Shares reserved for issuance under the 2003 Plan in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At January 31, 2005, 1,867,500 options are issued and outstanding.

Note 10. Income Taxes:
         ------------

     The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carry-forwards due to the uncertainty that future years will provide income to be offset by such available benefits. The Company and its subsidiaries have net operating loss carry-forwards of approximately $9,474,000, which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $3,315,900 as of January 31, 2005, with a valuation allowance of an equal amount. The losses expire through 2025.

Note 11. Commitments and Contingencies:
         -----------------------------

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

Product Development and Supply Agreement
----------------------------------------

     On July 31, 2003, the Company entered into a ten-year product development and supply agreement with Organics Corporation of America. Organics Corporation of America has agreed to assist the Company to continue to develop and improve products that have been developed or are in the process of being developed and improved; design, develop, implement, and provide merchantable and marketable products; and maintain the confidentiality of all proprietary product technology. Under the agreement, in consideration for Organics Corporation of America's performance, the Company shall make payment to them for all invoices submitted for products and services performed, at costs to which both parties have agreed upon. In connection with this transaction, the Company and Organics Corporation of America purchased shares of each other's common stock. (see Note 5 - "Investment in Organics Corporation of America").

Employment Contracts
--------------------

     Effective March 7, 2003, the Company entered into a three-year employment agreement with Mr. Francis A. Newman, Chief Executive Officer. This agreement provides for a base salary, which was $135,000 during fiscal 2005 and was increased to $160,000 effective February 1, 2005. The employment agreement further provides for 1) annual salary increases at the discretion of the Board of Directors (limited to 10%), 2) annual incentive bonus in an amount up to 100% of base salary if the Company achieves agreed upon targets, and 3) 250,000 shares of restricted common stock (which vested 100% on the first anniversary of the agreement). Additionally, Mr. Newman is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005


Note 11. Commitments and Contingencies (continued):
         -----------------------------------------

     Effective January 1, 2003, the Company entered into a three-year employment agreement with Mr. Arnold Gans, President. The agreement provides for a base salary, which was $144,000 at during fiscal 2005 and was increased to $160,000 effective February 1, 2005. The employment agreement further provides for annual salary increases at the discretion of the Board of Directors (limited to 10%) and an annual incentive bonus in an amount up to 100% of Mr. Gans' base salary if the Company achieves agreed upon targets. Additionally, Mr. Gans is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

     Effective January 1, 2003, the Company entered into a three-year employment agreement with Mrs. Myra Gans, Executive Vice-President. The agreement provides for a base salary, which was $110,000 during fiscal 2005 and was increased to $120,000,effective February 1, 2005. The employment agreement further provides for annual salary increases at the discretion of the Board of Directors (limited to 10%) and an incentive bonus in an amount up to 50% of Mrs. Gans' base salary if the Company achieves agreed upon targets. Additionally, Mrs. Gans is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

Bonus Plan
----------

     On January 14, 2003, the Company approved a bonus plan whereby certain officers of the Company will be entitled to a bonus comprised of a combination of cash and common stock of the Company if earnings before income tax, depreciation and amortization (EBITDA) exceed $750,000. The bonuses will increase from 25% of the officers' salaries (when EBITDA exceeds $750,000) to 100% of officer's salaries (should EBITDA exceed $2,000,000). The salaries upon which the bonuses may be awarded aggregate $540,000 at February 1, 2005. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded.

Note 12. Major Customers:
         ---------------

     For the years ended January 31, 2005 and 2004, one customer was responsible for approximately $1,475,100 and $1,354,900 in sales, representing 31% and 62% of the Company's sales, respectively.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005



Note 13. Quarterly Results of Operations (unaudited):
         -------------------------------------------

     Below is a summary of the quarterly results of operations for each quarter of the years ended January 31, 2005 and 2004:

2005                      First         Second          Third          Fourth
----                   -----------    -----------    -----------    -----------
Sales                  $ 1,240,700    $ 1,116,800    $ 1,091,100    $ 1,278,800
Gross Profit               605,100        552,000        584,700        677,800
Net Income (loss)          (65,300)       (24,200)      (101,300)       (59,600)

Net Income (loss) per
common share                 (0.02)         (0.01)         (0.04)         (0.02)

2004
----
Sales                  $   236,000    $   620,700    $   784,700    $   532,000
Gross Profit               120,400        303,900        379,600        242,000
Net Income (loss)         (529,100)      (143,400)      (166,200)      (270,300)

Net Income (loss) per
common share                 (0.30)         (0.07)         (0.06)         (0.10)

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number                      Exhibit Description
--------------                      -------------------

3.1* Certificate of Incorporation of Medical Nutrition USA, Inc., dated March 23, 2003

3.2*                 Bylaws of Medical Nutrition USA, Inc., as adopted March 7,
                     2003

4.1 (1)              Common Stock Purchase Warrant dated November 5, 2002

4.2 (2)              Common Stock Purchase Warrant dated November 5, 2002

4.3 (3)              Form of Common Stock Purchase Warrants dated April - June,
                     2002

4.4 (4) Form of convertible 8% Notes dated July 31, 2003 between Medical Nutrition USA, Inc.and certain investors

4.5 (5) Form of Common Stock Purchase Warrant dated July 31, 2003 between Medical Nutrition USA, Inc. and certain investors

4.7 Form of Convertible Promissory Note dated July 31, 2003 between the Company and certain investors

10.1 (6)             2000 Long term Incentive Plan

10.2 (7)             2003 Omnibus Equity Incentive Plan

10.3 (8) Employment Agreement dated March 1, 2003 by and between Medical Nutrition USA, Inc. and Francis A. Newman

10.4 (9) Employment Agreement dated January 1, 2003 by and between Medical Nutrition USA, Inc. and Arnold M. Gans

10.5 (10)            Employment Agreement dated January 1, 2003 by and between
                     Medical Nutrition USA, Inc. and Myra D. Gans

10.6 (11)            Form of Subscription Agreement dated July 31, 2003 between
                     Medical Nutrition USA, Inc. and Organics Corporation of
                     America

10.7 (12)            Form of Subscription Agreement dated July 31, 2003 between
                     Organics Corporation of America and Medical Nutrition USA,
                     Inc.

10.8 (13)            Office Lease dated October 4, 1984 by and between Medical
                     Nutrition, Inc., a predecessor of Medical Nutrition USA,
                     Inc. and Van Brunt Associates, L.P.

10.9 (14)            First Amendment to Office Lease dated October 24, 1994 by
                     and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and Van Brunt Associates, LP

10.10 (15)           Lease Extension Letter Agreement dated November 17, 1999 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and First Industrial Realty
                     Trust, Inc.

10.11* Second Amendment to Office Lease dated September 9, 2004 by and between Medical Nutrition USA, Inc. and The Realty Associates Fund VI, L.P.

21.1*                Subsidiaries of Medical Nutrition USA, Inc.

31.1*                Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                     Officer

31.2*                Rule 13a-14(a)/15d-14(a) Certification of Principal
                     Accounting Officer

32.1*                Certificate of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350.

32.2* Certificate of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

* Filed herewith.

     (1) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2002.
     (2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2002.
     (3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.
     (4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.
     (5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.
     (6) Incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be held October 19, 2000.
     (7) Incorporated by reference from the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be held June 8, 2004.
     (8) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.
     (9) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.
     (10) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.
     (11) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.
     (12) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.
     (13) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.
     (14) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.
     (15) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.