Form 10QSB
period 2005-04-30
MEDICAL NUTRITION USA INC
filed 2005-06-13
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER  0-18349
                                                ---------


                           MEDICAL NUTRITION USA, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                         11-3686984
  ------------------------------                           -------------------
  STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


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

               2, 904, 965 shares of Common Stock at June 3, 2005

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           MEDICAL NUTRITION USA, INC.

                               FORM 10QSB - INDEX


                                                                        Page(s)
                                                                        -------

PART I.  FINANCIAL INFORMATION                                             3

Item 1.  Financial Statements
         Consolidated Balance Sheets at April 30, 2005 (unaudited)
         and January 31, 2005 (audited)                                    3

         Consolidated Statements of Operations for the Three
         Month Periods Ended April 30, 2005 and 2004 (unaudited)           4

         Consolidated Statements of Cash Flows for the Three
         Month Periods Ended April 30, 2005 and 2004 (unaudited)           5

         Consolidated Statements of Stockholders' Equity for the Three
         Month Period Ended April 30, 2005 (unaudited)                     6

         Notes to Condensed Consolidated Financial Statements              7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        14

Item 3.  Controls and Procedures                                          16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      17

Item 3.  Defaults Upon Senior Securities                                  17

Item 4.  Submission of Matters to a Vote of Security Holders              17

Item 5.  Other Information                                                17

Item 6.  Exhibits                                                         17

Signatures                                                                18

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           MEDICAL NUTRITION USA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                    APRIL 30,      JANUARY 31,
                                                                      2005            2005
                                                                  ------------    ------------
                                                                   (Unaudited)      (Audited)
ASSETS

Current Assets:
    Cash                                                          $  2,029,000    $  2,002,700
    Accounts receivable, net of allowance of $16,100 and
    $9,600 at April 30, 2005 and January 31, 2005, respectively        628,300         498,900
    Inventories                                                         79,300          71,300
    Other current assets                                                27,000          65,800
                                                                  ------------    ------------
         Total current assets                                        2,763,600       2,638,700

    Fixed assets, net of accumulated depreciation of
    $138,700 and $133,400, respectively                                 73,500          71,900

Other assets:
    Security Deposits                                                   15,300          15,300
    Investment in Organics Corporation of America                      125,000         125,000
    Intangible assets, net of amortization                             245,700         205,700
                                                                  ------------    ------------

                                                                  $  3,223,100    $  3,056,600
                                                                  ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                         $    418,800    $    307,200
    Convertible promissory notes                                       880,000              --
    Accrued interest payable                                           142,200              --
                                                                  ------------    ------------
         Total current liabilities                                   1,441,000         307,200

Non-current Liabilities:
    Convertible promissory notes                                     2,422,500       3,302,500
    Accrued interest payable                                           304,100         410,000
                                                                  ------------    ------------
         Total Liabilities                                           4,167,600       4,019,700
                                                                  ------------    ------------
Shareholders' Equity:
    Common stock, no par value; 20,000,000 shares
     authorized; 2,904,965 and 2,892,965 issued and outstanding
     at April 30, 2005 and January 31, 2005, respectively           10,928,100      10,919,100
    Accumulated deficit                                            (11,862,200)    (11,871,800)
                                                                  ------------    ------------
                                                                      (934,100)       (952,700)
    Less: treasury stock, at cost                                      (10,400)        (10,400)
                                                                  ------------    ------------
    Total stockholders' equity (deficit)                              (944,500)       (963,100)
                                                                  ------------    ------------
                                                                  $  3,223,100    $  3,056,600
                                                                  ============    ============

            See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      ---------------------------
                                                           THREE MONTHS ENDED
                                                               APRIL 30,
                                                      ---------------------------
                                                          2005           2004
                                                      ------------   ------------
Sales                                                 $  1,547,500   $  1,240,700
Cost of sales                                              732,000        635,600
                                                      ------------   ------------
Gross profit                                               815,500        605,100
                                                      ------------   ------------

Selling, general and administrative expenses               781,300        611,000

                                                      ------------   ------------
Operating income (loss)                                     34,200         (5,900)
                                                      ------------   ------------
Other income (expense):
    Interest income                                         11,700          7,200
    Interest expense                                       (36,300)       (66,600)

                                                      ------------   ------------
Total other income (expense)                               (24,600)       (59,400)
                                                      ------------   ------------

Net income (loss)                                     $      9,600   $    (65,300)
                                                      ============   ============

Basic and diluted per share data:
Net income (loss)                                     $       0.00   $      (0.02)
                                                      ============   ============

Weighted average number of shares outstanding            2,904,695      2,783,759
                                                      ============   ============

            See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                ---------------------------
                                                                     THREE MONTHS ENDED
                                                                         APRIL 30,
                                                                ---------------------------
Operating Activities:                                               2005           2004
                                                                ------------   ------------
  Net income (loss)                                             $      9,600   $    (65,300)
  Adjustments to reconcile net cash provided by (used for)
    operating activities:
    Depreciation and amortization expense                              6,100          3,400
    Provision for losses on accounts receivable                        6,500             --
  Changes in operating assets and liabilities:
    Accounts receivable                                             (135,900)      (563,800)
    Inventory                                                         (8,000)       (18,100)
    Prepaid expenses                                                  39,100         12,900
    Accounts payable                                                 147,900        116,200
    Customer deposits                                                     --         13,300
                                                                ------------   ------------
Net cash provided by (used for) operating activities                  65,300       (501,400)
                                                                ------------   ------------

Investing Activities:
  Acquisition of property and equipment                               (6,900)        (1,800)
  Trademark costs                                                         --         (4,600)
  Capitalized patent costs                                           (41,100)        (7,700)
  Payment of security deposits                                            --         (7,400)
                                                                ------------   ------------
Net cash (used for) investing activities                             (48,000)       (21,500)
                                                                ------------   ------------
Financing Activities:
  Proceeds from exercise of options                                    9,000             --
                                                                ------------   ------------
Net cash provided by financing activities                              9,000             --
                                                                ------------   ------------

Net increase (decrease) in cash                                       26,300       (522,900)
Cash - beginning of period                                         2,002,700      2,337,200
                                                                ------------   ------------

Cash - end of period                                            $  2,029,000   $  1,814,300
                                                                ============   ============
Supplemental information:
  Taxes paid during the period                                  $      1,434   $         --
                                                                ============   ============

            See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED APRIL 30, 2005


                                     Common Stock
                              ---------------------------    Accumulated      Treasury        Total
                                 Shares         Amount         Deficit         Stock          Equity
                              ------------   ------------   ------------    ------------   ------------
Balance at January 31, 2005      2,892,965   $ 10,919,100   $(11,871,800)   $    (10,400)  $   (963,100)

Exercise of options                 12,000          9,000                                         9,000

Net income                                                         9,600                          9,600
                              ------------   ------------   ------------    ------------   ------------

Balance at April 30, 2005        2,904,965   $ 10,928,100   $(11,862,200)   $    (10,400)  $   (944,500)
                              ============   ============   ============    ============   ============

            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005

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

Recapitalization - Effective as of the close of business on February 7, 2003, the Company implemented a one-for-twenty-five reverse split of the Company's outstanding shares of common stock. The effect of the reverse stock split was to reduce the outstanding shares from 39,109,680 to 1,564,387. The reverse stock split also affected options, warrants and other securities convertible into or exchangeable for shares of the Company's common stock that were issued and outstanding immediately prior to the effective time of the stock combination. Unless stated otherwise, all amounts reflected in the April 30, 2005 financial statements give effect to the reverse stock split.

Note 2.  Significant Accounting Policies:
         -------------------------------

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries after elimination of inter-company accounts and transactions for ongoing activities.

Concentration of credit risk - The Company maintains its cash in several bank accounts at one high credit quality financial institution. The balances, at times, may exceed federally insured limits. At April 30, 2005, the Company had approximately $1.8 million in excess of FDIC insured limits.

The financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable.

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $16,100 and $9,600 at April 30, 2005 and January 31, 2005, respectively.

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

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005

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

         In December 2004, the Financial Accounting Standards Board issued a revision of SFAS 123, Accounting for Stock-Based Compensation, Statement No. 123R. Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will be required to apply the provisions of Statement No. 123R beginning with its fiscal quarter commencing on February 1, 2006, and therefore the Statement had no impact to the consolidated financial statements for the quarter ended April 30, 2005.

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

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005

Note 2.  Significant Accounting Policies (continued):
         -------------------------------------------

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

Reclassification - Certain amounts in prior financial statements were reclassified to conform to the April 30, 2005 presentation.

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

         In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business filers the first annual reporting period that begins after December 15, 2005.

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

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005

Note 3.  Fixed Assets:
         ------------

         Fixed assets consisted of the following at April 30, 2005 and January 31, 2005, respectively:

                                                       April 30,     January 31,
                                                         2005           2005
                                                      -----------    -----------
    Furniture, fixtures and equipment                 $   180,600    $   173,700
    Leasehold improvements                                 31,600         31,600
                                                      -----------    -----------
                                                          212,200        205,300
    Less: Accumulated depreciation and amortization       138,700        133,400
                                                      -----------    -----------
                                                      $    73,500    $    71,900
                                                      ===========    ===========

Note 4.  Intangible Assets:

         Intangible assets consisted of the following at April 30, 2005 and January 31, 2005, respectively:

                                                       April 30,     January 31,
                                                         2005           2005
                                                      -----------    -----------
    Patent application costs                          $   204,400    $   163,300
    Trademarks                                             40,500         40,800
    Website development costs                               6,300          6,300
                                                      -----------    -----------
                                                          251,200        210,400

    Less:  Accumulated amortization                         5,500          4,700
                                                      -----------    -----------
                                                      $   245,700    $   205,700
                                                      ===========    ===========

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

Note 6. Notes Payable:
        -------------

2003 8% Convertible Promissory Notes
------------------------------------

         From April 29, 2003 to August 1, 2003, the Company borrowed an aggregate of $3,127,500 and issued its 8% Convertible Promissory Notes (the "2003 Notes"). Of the $3,127,500 borrowed, $1,342,500 was borrowed from seven affiliated parties who are officers, directors or entities affiliated with directors of the Company. The balance of $1,785,000 was borrowed from unaffiliated parties. Each of the 2003 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price that is the lower of $.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $.75, the 2003 Notes shall

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005

Note 6.  Notes Payable (continued):
         -------------------------

be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants for each share to be converted. The warrants can be exercised for a three-year period at a price of $.75 per share. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At April 30, 2005, the outstanding balance of the 2003 Notes was $3,052,500 and the accrued and unpaid interest was approximately $446,300.

December 2003 Convertible Promissory Notes
------------------------------------------

         In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. Interest was to accrue over the three-year term at a rate (up to a maximum of ten percent) to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales will not exceed projected sales as set forth in the notes, no interest will be accrued and any interest previously accrued has been reversed. The notes are convertible at any time at a conversion price per share of $2.25. The notes are unsecured and may be prepaid without penalty. At April 30, 2005, the outstanding balance of the loans was $250,000.

         Notes Payable at April 30, 2005 consisted of the following:

Convertible promissory note, bearing interest at 8%
maturing at varying dates from April 29, through
August 1, 2006                                                     $  3,052,500

Convertible promissory note, maturing in December 2006                  250,000
                                                                   ------------

                                                                      3,302,500
Less: current portion                                                   880,000
                                                                   ------------
Long term portion                                                  $  2,422,500
                                                                   ============

Note 7. Lease Commitments:
        -----------------

         The Company leases an office and warehouse facility in New Jersey under a recently renewed lease, which expires in December 2009. Total gross rental expense for the three months ended April 30, 2005 was approximately $31,400.

         The future minimum annual rental payments are as follows:

               Years Ended January 31,
               -----------------------
                        2006                          $     82,700
                        2007                               112,600
                        2008                               115,000
                        2009                               117,400
                        2010                               109,800
                                                      ------------
                                                      $    537,500
                                                      ============

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005

Note 7.  Lease Commitments (continued):
         -----------------------------

         The Company sub-lets (on a month to month basis) a portion of its facility to various entities at approximately $1,200 per month. Rent income for the three months ended April 30, 2005 was approximately $3,600. The company expects to discontinue sub-letting portions of its facility by early 2005.

         The Company leases vehicles and equipment under various operating leases. Total gross rental expense for the three months ended April 30, 2005 was approximately $2,100.

         The future minimum annual rental payments are as follows:

               Years Ended January 31,
               -----------------------
                        2006                          $      7,800
                        2007                                 7,500
                        2008                                 4,300
                        2009                                   900
                        2010                                   600
                                                      ------------
                                                      $     21,100
                                                      ============

Note 8.  Stockholders' Equity:
         --------------------

Options
-------

         A summary of option transactions for the three months ended April 30, 2005, follows:

                                                                       Weighted
                                                                       Average
                                                                       option
                                                        Options        price
              ------------------------------------------------------------------
              Outstanding at January 31, 2005            2,774,040     $    2.96
              ------------------------------------------------------------------
              Granted                                        7,500          2.75
              Exercised                                    (12,000)         0.75
              Expired or Surrendered                            --            --
              ------------------------------------------------------------------
              Outstanding at April 30, 2005              2,769,540     $    2.97
              ------------------------------------------------------------------

Note 9.  Income Taxes:
         ------------

         The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carryforwards due to the uncertainty that future years will provide income to be offset by such available benefits. At April 30, 2005, the Company and its subsidiaries have net operating loss carryforwards of approximately $9,464,400, which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $3,312,500 as of April 30, 2005, with a valuation allowance of an equal amount. These net operating loss carryforwards expire through 2025.

Note 10. Commitments and Contingencies:
         -----------------------------

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

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005

Note 10. Commitments and Contingencies (continued):
         -----------------------------------------

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

Employment Contracts
--------------------

         Effective March 7, 2003, the Company entered into a three-year employment agreement with Mr. Francis A. Newman, Chief Executive Officer. This agreement provides for a base salary, which was $135,000 during fiscal 2005 and was increased to $175,000 effective February 1, 2005. The employment agreement further provides for 1) annual salary increases at the discretion of the Board of Directors (limited to 10%), 2) annual incentive bonus in an amount up to 100% of base salary if the Company achieves agreed upon targets, and 3) 250,000 shares of restricted common stock (which vested 100% on the first anniversary of the agreement). Additionally, Mr. Newman is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

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

         Effective January 1, 2003, the Company entered into a three-year employment agreement with Mrs. Myra Gans, Executive Vice-President. The agreement provides for a base salary, which was $110,000 during fiscal 2005 and was increased to $120,000 effective February 1, 2005. The employment agreement further provides for annual salary increases at the discretion of the Board of Directors (limited to 10%) and an incentive bonus in an amount up to 50% of Mrs. Gans' base salary if the Company achieves agreed upon targets. Additionally, Mrs. Gans is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

Bonus Plan
----------

         On January 14, 2003, the Company approved a bonus plan whereby certain officers of the Company will be entitled to a bonus comprised of a combination of cash and common stock of the Company if earnings before income tax, depreciation and amortization (EBITDA) exceed $750,000 during each fiscal year. The bonuses will increase from 25% of the officers' salaries (when EBITDA exceeds $750,000) to 100% of officer's salaries (should EBITDA exceed $2,000,000). The salaries upon which the bonuses may be awarded aggregate $555,000 at May 1, 2005. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded.

Note 11. Major Customers:
         ---------------

         For the three months ended April 30, 2005, two customers were responsible for approximately $494,300 in sales, representing 32% of the Company's sales.

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

         For a detailed description of factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in Part I, Item 1-Business of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

Results of Operations

         The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related Notes included elsewhere in this report.

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004

         Sales for the three months ended April 30, 2005 were $1,547,500 as compared with $1,240,700 for the three months ended April 30, 2004, an increase of 24.7%. This increase was primarily attributable to an increase in branded product sales to approximately $1,112,500 from $508,500. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased to approximately $435,000 from $732,200 for the comparable prior year period.

         Cost of sales for the three months ended April 30, 2005 was $732,000 or 47.3% of sales, as compared with $635,600 for the three months ended April 30, 2004, or 51.2% of sales. Gross profit percentage increased from 48.8% to 52.7% for the three months ended April 30, 2005 compared to the three months ended April 30, 2004. This increase in gross profit percentage was primarily due to an increase in branded product sales.

         Selling, general and administrative expenses for the three months ended April 30, 2005, increased by $170,300 to $781,300, from $611,000 for the prior year comparable period. This increase was primarily attributable to an increase in selling and marketing expenses of approximately $112,300 owing to expanded marketing of the Company's branded products. For the three months ended April 30, 2005 selling, general and administrative expenses consisted of personnel costs of approximately $174,300; selling and marketing expenses of approximately $407,000; legal and professional costs of approximately $71,700; insurance expense of approximately $32,600; and other operating costs of approximately $95,700.

         Interest expense was $36,300 for the three months ended April 30, 2005 and interest income was $11,700 as compared to $66,600 and $7,200, respectively, for the three months ended April 30, 2004. The decrease in interest expense was primarily due to a recalculation of the accrued interest for the convertible notes and a resulting adjustment of $28,100. (See Liquidity and Capital Resources below)

         For the three months ended April 30, 2005, the Company had operating income of $34,200 as compared to an operating loss of $5,900 for the three months ended April 30, 2004. The operating income was primarily due to an increase in gross profit resulting from increased sales of branded products.

         The Company incurred a net income for the three months ended April 30, 2005 of $9,600 or $.00 per share compared to a net loss for the three months ended April 30, 2004 of $65,300 or ($.02) per share.

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

         At April 30, 2005, the Company had cash of $2,029,000 as compared to cash of $2,002,700 at January 31, 2005. At April 30, 2005, approximately 99% of accounts receivable were less than 30 days past due. Cash provided by operations was $65,300 as compared to the cash used for operations of $501,400 in the comparable first quarter of the prior fiscal year.

         From April 29, 2003 to August 31, 2003, the Company borrowed $3,127,500 from various individuals and issued its 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, automatically convert at any time prior to maturity if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a conversion rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes will be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes will be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At April 30, 2005, the outstanding balance of the 2003 Notes was $3,052,500 and the accrued and unpaid interest was approximately $446,300.

         In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. Interest was to accrue over the three-year term at a rate (up to a maximum of ten percent) to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales will not exceed projected sales as set forth in the notes, no interest will be accrued and any interest previously accrued has been reversed. The notes are convertible at any time at a conversion price of $2.25 per share. The notes are unsecured and may be prepaid without penalty.

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

Critical Accounting Policies:
-----------------------------

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $16,100 and $9,600 at April 30, 2005 and January 31, 2005, respectively.

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

         Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123) which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 8 - Stockholders' Equity for pro forma disclosures required by SFAS 123 plus additional information on the Company's stock options.

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

ITEM 3.  Controls and Procedures

         The company carried out an evaluation, under the supervision and with the participation of management, including the company's principal executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule l3a-1S. Based upon this evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) that is required to be included in the company's periodic SEC reports. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those controls subsequent to the date the Company carried out this evaluation.

         There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
-------------------------

         None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

         None

ITEM 3. Defaults Upon Senior Securities
---------------------------------------

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         None.

ITEM 5.  Other Information
--------------------------

         Subsequent Events:
         ------------------

              The Company expects to file a registration statement on Form S-2 in the second fiscal quarter registering the resale of certain common stock and warrants to purchase common stock of the Company by the holders of such securities. The Company will not receive any of the proceeds from sales of the shares and warrants offered pursuant to the prospectus included in the registration statement on Form S-2; however, the Company will receive proceeds from the exercise of the warrants to the extent such warrants are exercised by the holders thereof.

ITEM 6. Exhibits
----------------

              31.1 Certification of Chief Executive Officer Pursuant to Section
                   302 of the Sarbanes-Oxley Act Of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

              31.2 Certification of Principal Accounting Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act Of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

              32. Certification of Periodic Financial Reports by the Chief Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICAL NUTRITION USA, INC.

Dated  June 13, 2005                   By: /s/ FRANCIS A. NEWMAN
                                           -------------------------------------
                                           Francis A. Newman
                                           Chief Executive Officer