Form 10QSB
period 2005-07-31
MEDICAL NUTRITION USA INC
filed 2005-09-12
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JULY 31, 2005

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

              2,904,965 shares of Common Stock at September 9, 2005

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           MEDICAL NUTRITION USA, INC.

                               FORM 10QSB - INDEX

                                                                         Page(s)
                                                                         -------

PART I.    FINANCIAL INFORMATION                                            3

Item 1.    Financial Statements

           Consolidated Balance Sheets at July 31, 2005 (unaudited)
           and January 31, 2005 (audited)                                   3

           Consolidated Statements of Operations for the Three and Six
           Month Periods Ended July 31, 2005 and 2004 (unaudited)           4

           Consolidated Statements of Cash Flows for the Six
           Month Periods Ended July 31, 2005 and 2004 (unaudited)           5

           Consolidated Statements of Stockholders' Equity for the Six
           Month Period Ended July 31, 2005 (unaudited)                     6

           Notes to Condensed Consolidated Financial Statements             7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       15

Item 3.    Controls and Procedures                                         18

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     19

Item 3.    Defaults Upon Senior Securities                                 19

Item 4.    Submission of Matters to a Vote of Security Holders             19

Item 5.    Other Information                                               19

Item 6.    Exhibits                                                        19

Signatures                                                                 20

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           MEDICAL NUTRITION USA, INC.

                                 BALANCE SHEETS

                                                                        JULY          JANUARY
                                                                       31, 2005       31, 2005
                                                                     ------------   ------------
ASSETS                                                                (Unaudited)     (Audited)
Current Assets:
    Cash                                                             $  2,018,300   $  2,002,700
    Accounts receivable, net of allowance of $20,900 and
     $9,600 at July 31, 2005 and January 31, 2005, respectively           675,500        498,900
    Inventories                                                           208,800         71,300
    Other current assets                                                   95,300         65,800
                                                                     ------------   ------------

       Total current assets                                             2,997,900      2,638,700

    Fixed assets, net of accumulated depreciation of
     $144,900 and $133,400, respectively                                   87,100         71,900

Other assets:
    Security Deposits                                                      15,300         15,300
    Investment in Organics Corporation of America                         125,000        125,000
    Intangible assets, net of amortization                                277,700        205,700
                                                                     ------------   ------------

                                                                     $  3,503,000   $  3,056,600
                                                                     ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                            $    539,800   $    307,200
    Convertible promissory notes                                        3,052,500             --
    Accrued interest payable                                              510,100             --
                                                                     ------------   ------------

       Total current liabilities                                        4,102,400        307,200
Non-current Liabilities:
    Convertible promissory notes                                          250,000      3,302,500
    Accrued interest payable                                                   --        410,000
                                                                     ------------   ------------
       Total Liabilities                                                4,352,400      4,019,700
                                                                     ------------   ------------
Shareholders' Equity:
    Common stock, $0.001 par value; 20,000,000 shares
     authorized; 2,904,965 and 2,892,965 issued and outstanding
     at July 31, 2005 and January 31, 2005, respectively               10,928,100     10,919,100
    Accumulated deficit                                               (11,767,100)   (11,871,800)
                                                                     ------------   ------------
                                                                         (839,000)      (952,700)
    Less: treasury stock, at cost                                         (10,400)       (10,400)
                                                                     ------------   ------------
    Total stockholders' equity (deficit)                                 (849,400)      (963,100)
                                                                     ------------   ------------
                                                                     $  3,503,000   $  3,056,600
                                                                     ============   ============

             See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Undaudited)

                                                       SIX MONTHS ENDED               THREE MONTHS ENDED
                                                           JULY 31,                        JULY 31,
                                                 ----------------------------    ----------------------------
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
Sales                                            $  3,473,100    $  2,357,500    $  1,925,700    $  1,116,900
Cost of Sales                                       1,665,700       1,200,400         933,800         571,800

                                                 ------------    ------------    ------------    ------------
Gross Profit                                        1,807,400       1,157,100         991,900         545,100
                                                 ------------    ------------    ------------    ------------

Selling, general and administrative expenses        1,628,600       1,127,300         847,300         509,600

                                                 ------------    ------------    ------------    ------------
Operating Income                                      178,800          29,800         144,600          35,500
                                                 ------------    ------------    ------------    ------------

Other income (expense):
    Interest income                                    26,000          15,100          14,300           8,000
    Interest expense                                 (100,100)       (134,400)        (63,800)        (67,700)

                                                 ------------    ------------    ------------    ------------
Total other income (expense)                          (74,100)       (119,300)        (49,500)        (59,700)
                                                 ------------    ------------    ------------    ------------

Net income (loss)                                $    104,700    $    (89,500)   $     95,100    $    (24,200)
                                                 ============    ============    ============    ============
Net income (loss) per common share:
Basic                                            $       0.04    $      (0.03)   $       0.03    $      (0.01)
                                                 ============    ============    ============    ============
Diluted                                          $       0.02    $      (0.03)   $       0.01    $      (0.01)
                                                 ============    ============    ============    ============
Weighted average number of shares outstanding:
Basic                                               2,904,965       2,783,759       2,904,965       2,783,759
                                                 ============    ============    ============    ============
Diluted                                            12,091,557       2,783,759      12,299,519       2,783,759
                                                 ============    ============    ============    ============

            See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                          JULY 31,
                                                                ---------------------------
                                                                    2005           2004
Operating Activities:                                           ------------   ------------
    Net income (loss)                                           $    104,700   $    (89,500)
    Adjustments to reconcile net cash provided by (used for)
     operating activities:
       Depreciation and amortization expense                          13,000          7,200
       Provision for losses on accounts receivable                     6,500             --
    Changes in operating assets and liabilities:
       Accounts receivable                                          (183,100)      (419,500)
       Inventory                                                    (137,500)       (16,300)
       Prepaid expenses                                              (33,200)        46,700
       Accounts payable                                              332,700        203,500
       Customer deposits                                                  --            900
                                                                ------------   ------------
Net cash provided by (used for) operating activities                 103,100       (267,000)
                                                                ------------   ------------
Investing Activities:
    Acquisition of property and equipment                            (26,700)       (15,400)
    Trademark costs                                                       --         (6,800)
    Capitalized patent costs                                         (69,800)       (12,600)
    Payment of security deposits                                          --         (7,400)
                                                                ------------   ------------
Net cash (used for) investing activities                             (96,500)       (42,200)
                                                                ------------   ------------
Financing Activities:
    Proceeds from exercise of options                                  9,000             --
                                                                ------------   ------------
Net cash provided by financing activities                              9,000             --
                                                                ------------   ------------

Net increase (decrease) in cash                                       15,600       (309,200)
Cash - beginning of period                                         2,002,700      2,337,200
                                                                ------------   ------------

Cash - end of period                                            $  2,018,300   $  2,028,000
                                                                ============   ============
Supplemental information:
    Taxes paid during the period                                $      3,870   $      9,900
                                                                ============   ============

           See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JULY 31, 2005
                                   (Unaudited)

                                         Common Stock
                                  ---------------------------   Accumulated      Treasury        Total
                                     Shares         Amount        Deficit         Stock          Equity
                                  ------------   ------------   ------------   ------------   ------------
Balance at January 31, 2005          2,892,965   $ 10,919,100   $(11,871,800)  $    (10,400)  $   (963,100)

Exercise of options                     12,000          9,000                                        9,000

Net income                                                           104,700                       104,700
                                  ------------   ------------   ------------   ------------   ------------

Balance at July 31, 2005             2,904,965   $ 10,928,100   $(11,767,100)  $    (10,400)  $   (849,400)
                                  ============   ============   ============   ============   ============

            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (Unaudited)

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

         Concentration of credit risk - The Company maintains its cash in several bank accounts at one high credit quality financial institution. The balances, at times, may exceed federally insured limits. At July 31, 2005, the Company had approximately $1.8 million in excess of FDIC insured limits.

         The financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable.

         Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $20,900 and $9,600 at July 31, 2005 and January 31, 2005, respectively.

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

         Patent Application Costs - Patent application costs relate to the Company's U.S. patent applications and consist primarily of legal fees, the underlying clinical studies and other direct fees. The recoverability of the costs of the patent applications is dependent upon, among other factors, the success of the underlying clinical studies used to support the patents.

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

                      MEDICAL NUTRITION USA, INC. NOTES TO
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (Unaudited)

Note 2.  Significant Accounting Policies (continued):
         -------------------------------------------

         Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123) which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application.

         In December 2004, the Financial Accounting Standards Board issued a revision of SFAS 123, Accounting for Stock-Based Compensation, Statement No. 123R. Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will be required to apply the provisions of Statement No. 123R beginning with its fiscal quarter commencing on February 1, 2006, and therefore the Statement had no impact to the consolidated financial statements for the quarter ended July 31, 2005.

         Earnings Per Share - The consolidated financial statement are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS
128), "earnings Per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.

         Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants and other common stock equivalents in accordance with SFAS 128. Diluted earnings per share are not presented in periods during which the Company incurred a loss from operations.

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

         Reclassification - Certain amounts in prior financial statements were reclassified to conform to the July 31, 2005 presentation.

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

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (Unaudited)

Note 2.  Significant Accounting Policies (continued):
         -------------------------------------------

         In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for the Company the first annual reporting period that begins on February 1, 2006.

         In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for the fiscal year beginning on February 1, 2006.

         On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is to be applied prospectively and is effective for the Company for non-monetary asset exchanges occurring in fiscal periods beginning as of August 1, 2005.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on the Company's consolidated financial statements.

Note 3.  Fixed Assets:
         ------------

         Fixed assets consisted of the following at July 31, 2005 and January
31, 2005, respectively:

                                                                  July 31,      January 31,
                                                                    2005           2005
                                                                ------------   ------------
         Furniture, fixtures and equipment                      $    184,900   $    173,700
         Leasehold improvements                                       47,100         31,600
                                                                ------------   ------------
                                                                     232,000        205,300
         Less: Accumulated depreciation and amortization             144,900        133,400
                                                                ------------   ------------
                                                                $     87,100   $     71,900
                                                                ============   ============

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (Unaudited)

Note 4.  Intangible Assets:
         -----------------

         Intangible assets consisted of the following at July 31, 2005 and January 31, 2005, respectively:

                                              July 31,      January 31,
                                                2005           2005
                                            ------------   ------------
         Patent application costs           $    233,100   $    163,300
         Trademarks                               44,500         40,800
         Website development costs                 6,300          6,300
                                            ------------   ------------
                                                 283,900        210,400
         Less: Accumulated amortization            6,200          4,700
                                            ------------   ------------
                                            $    277,700   $    205,700
                                            ============   ============

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

Note 6.  Notes Payable:
         -------------

2003 8% Convertible Promissory Notes
------------------------------------

         From April 29, 2003 to August 1, 2003, the Company borrowed an aggregate of $3,127,500 and issued its 8% Convertible Promissory Notes (the "2003 Notes"). Of the $3,127,500 borrowed, $1,342,500 was borrowed from seven affiliated parties who are officers, directors or entities affiliated with directors of the Company. The balance of $1,785,000 was borrowed from unaffiliated parties. Each of the 2003 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price that is the lower of $.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants for each share to be converted (See Note 8 - Stockholders' Equity). The warrants can be exercised for a three-year period at a price of $.75 per share. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At July 31, 2005, the outstanding balance of the 2003 Notes was $3,052,500 and the accrued and unpaid interest was approximately $510,100.

December 2003 Convertible Promissory Notes
------------------------------------------

         In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock (See Note 8 - Stockholders' Equity).

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (Unaudited)

Note 6.  Notes Payable (continued):
         -------------------------

         The Warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. The interest rate was to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales did not exceed projected sales as set forth in the notes, no interest will be accrued. The interest previously accrued through April 30, 2005, was reversed. The notes are convertible at any time at a conversion price per share of $2.25. The notes are unsecured and may be prepaid without penalty. At July 31, 2005, the outstanding balance of the loans was $250,000.

         Notes Payable at July 31, 2005 consisted of the following:

         Convertible promissory note, bearing interest at
         8% maturing at varying dates from April 29, through
         July 31, 2006                                              $  3,052,500

         Convertible promissory note, maturing in December 2006          250,000
                                                                    ------------

                                                                       3,302,500

         Less: current portion                                         3,052,500
                                                                    ------------
         Long term portion                                          $    250,000
                                                                    ============
Note 7.  Lease Commitments:
         -----------------

         The Company leases an office and warehouse facility in New Jersey under a recently renewed lease, which expires in December 2009. Total gross rental expense for the six months ended July 31, 2005 was approximately $58,900.

      The future minimum annual rental payments are as follows:

                 Years Ended January 31,

                            2006                          $   55,200
                            2007                             112,600
                            2008                             115,000
                            2009                             117,400
                            2010                             109,800
                                                          ----------
                                                          $  510,000
                                                          ==========

         The Company sub-lets (on a month to month basis) a portion of its facility to an entity at approximately $1,200 per month. Rent income for the six months ended July 31, 2005 was approximately $7,200. The company expects to discontinue sub-letting portions of its facility by September 2005.

         The Company leases vehicles and equipment under various operating leases. Total gross rental expense for the six months ended July 31, 2005 was approximately $5,400.

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (Unaudited)

Note 7.  Lease Commitments (continued):
         -----------------------------

         The future minimum annual rental payments are as follows:

                 Years Ended January 31,

                            2006                          $    5,000
                            2007                               7,500
                            2008                               4,300
                            2009                                 900
                            2010                                 600
                                                          ----------
                                                          $   18,300
                                                          ==========

Note 8. Stockholders' Equity:
        --------------------

Options
-------

         A summary of option transactions for the six months ended July 31, 2005, follows:

                                                                  Weighted
                                                                  Average
                                                    Options     option price
                                                 ------------   ------------
         Outstanding at January 31, 2005            2,774,040   $       2.96
                                                 ------------   ------------
         Granted                                       22,500           2.85
         Exercised                                    (12,000)          0.75
         Expired or Surrendered                      (195,940)         18.94
                                                 ------------   ------------
         Outstanding at July 31, 2005               2,588,600   $       1.76
                                                 ------------   ------------
Registration Statement
----------------------

         The Company filed a registration statement on Form S-2 in the second fiscal quarter that was declared effective by the Securities and Exchange Commission on July 29, 2005 registering the resale of certain common stock and warrants to purchase common stock of the Company by the holders of such securities. The Company will not receive any of the proceeds from sales of the shares and warrants offered pursuant to the prospectus included in the registration statement on Form S-2; however, the Company will receive proceeds from the exercise of the warrants to the extent such warrants are exercised by the holders thereof.

Note 9.  Income Taxes:
         ------------

         The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carryforwards due to the uncertainty that future years will provide income to be offset by such available benefits. The Company and its subsidiaries have net operating loss carryforwards of approximately $9,369,300, which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $3,279,300 as of July 31, 2005, with a valuation allowance of an equal amount. These net operating loss carryforwards expire through 2025.

Note 10. Commitments and Contingencies:
         -----------------------------

Government Regulations
----------------------

         The Company's nutritional and health products are produced by third parties in various plants under applicable government regulations. The Company depends upon its vendors to comply with such regulations. Failure by such vendors to comply with the applicable regulations could lead to proceedings resulting in fines and/or seizure of the food products. Presently, the Company is not a party to any such proceedings.

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (Unaudited)

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

Employment Contracts
--------------------

         Effective March 7, 2003, the Company entered into a three-year employment agreement with Mr. Francis A. Newman, Chief Executive Officer. This agreement provides for a base salary, which was increased to $175,000 effective February 1, 2005. The employment agreement further provides for annual salary increases at the discretion of the Board of Directors (limited to 10%) and annual incentive bonus in an amount up to 100% of base salary if the Company achieves agreed upon targets. Additionally, Mr. Newman is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

         Effective January 1, 2003, the Company entered into a three-year employment agreement with Mr. Arnold Gans, President. The agreement provides for a base salary, which was increased to $160,000 effective February 1, 2005. The employment agreement further provides for annual salary increases at the discretion of the Board of Directors (limited to 10%) and an annual incentive bonus in an amount up to 100% of Mr. Gans' base salary if the Company achieves agreed upon targets. Additionally, Mr. Gans is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

         Effective January 1, 2003, the Company entered into a three-year employment agreement with Mrs. Myra Gans, Executive Vice-President. The agreement provides for a base salary, which was increased to $120,000 effective February 1, 2005. The employment agreement further provides for annual salary increases at the discretion of the Board of Directors (limited to 10%) and an incentive bonus in an amount up to 50% of Mrs. Gans' base salary if the Company achieves agreed upon targets. Additionally, Mrs. Gans is entitled to various other benefits (such as auto allowance and participation in employee benefit plans).

Bonus Plan
----------

         On June 7, 2005, the Company approved a bonus plan whereby certain officers of the Company will be entitled to a bonus based on the Company's performance in earnings before income tax, depreciation and amortization (EBITDA) and sales. For performance at the level contemplated in the annual operating plan approved by the Board of Directors ("Target"), the designated officers would be entitled to bonuses of between 25% and 100% of their base salaries, depending on position. For performance at or below 80% of Target the designated officers would be entitled to no bonus. For performance at or above 120% of Target the designated officers would be entitled to double the Target bonus. The salaries upon which the bonuses may be awarded aggregate $555,000 at August 1, 2005. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded.


                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (Unaudited)

Note 11. Basic and Diluted Earnings Per Common Share:
         --------------------------------------------

         The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                     Six Months Ended   Three Months Ended
                                                      July 31, 2005       July 31, 2005
                                                      --------------      --------------
Net income                                            $      104,700      $       95,100
                                                      ==============      ==============
Weighted average number of shares outstanding
 used in basic earnings per share calculation              2,904,965           2,904,965
                                                      ==============      ==============
Basic net income per common share                     $         0.04      $         0.03
                                                      ==============      ==============

Net income                                            $      104,700      $       95,100
Effect of dilutive securities:
     Interest on convertible notes                           123,300              63,800
                                                      --------------      --------------
Net income after assumed conversion                   $      228,000      $      158,900
                                                      ==============      ==============

Weighted average number of shares outstanding
 used in basic earnings per share calculation              2,904,965           2,904,965
Effect of dilutive securities:
     Stock options and warrants                            5,005,481           5,213,443
     Convertible notes                                     4,181,111           4,181,111
                                                      --------------      --------------
Weighted average number of shares outstanding
used in diluted earnings per share calculation            12,091,557          12,299,519
                                                      ==============      ==============

Diluted net income per common share                   $         0.02      $         0.01
                                                      ==============      ==============

Note 12. Major Customers:
         ---------------

         For the six months ended July 31, 2005, two customers were responsible for approximately $1,204,100 in sales, representing 34% of the Company's sales.

         For the six months ended July 31, 2004, one customer was responsible for approximately $1,052,100 in sales, representing 45% of the Company's sales.

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

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

         Sales for the three months ended July 31, 2005 were $1,925,700 as compared with $1,116,900 for the three months ended July 31, 2004, an increase of 72.4%. This increase was primarily attributable to an increase in branded product sales to approximately $1,331,500 from $621,100. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales increased to approximately $594,200 from $504,000 for the comparable prior year period.

         Cost of sales for the three months ended July 31, 2005 was $933,800 or 48.5% of sales, as compared with $571,800 for the three months ended July 31, 2004, or 51.2% of sales. Gross profit percentage increased from 48.8% to 51.5% for the three months ended July 31, 2005 compared to the three months ended July 31, 2004. This increase in gross profit percentage was primarily due to an increase in branded product sales.

         Selling, general and administrative expenses for the three months ended July 31, 2005, increased by $337,700 to $847,300 from $509,600 for the prior year comparable period. This increase was primarily attributable to an increase in selling and marketing expenses of approximately $112,800 owing to expanded marketing of the Company's branded products and an increase in legal fees of approximately $56,500 as a result of costs related to the Company's share registration and warrant listing. For the three months ended July 31, 2005 selling, general and administrative expenses consisted of personnel costs of approximately $229,900; selling and marketing expenses of approximately $408,700; legal and professional costs of approximately $79,300; insurance expense of approximately $43,800; and other operating costs of approximately $85,600.

         Interest expense was $63,800 for the three months ended July 31, 2005 and interest income was $14,300 as compared to $67,700 and $8,000, respectively, for the three months ended July 31, 2004. The interest expense was primarily due to accrued interest for the convertible notes. (See Liquidity and Capital Resources below)

         For the three months ended July 31, 2005, the Company had operating income of $144,600 as compared to $35,500 for the three months ended July 31, 2004. The increase in operating income was primarily due to an increase in gross profit resulting from increased sales of branded products.

         The Company had net income for the three months ended July 31, 2005 of $95,100 or $.03 per share compared to a net loss for the three months ended July 31, 2004 of $24,200 or ($.01) per share.

Six Months Ended July 31, 2005 Compared to Six Months Ended July 31, 2004

         Sales for the six months ended July 31, 2005 were $3,473,100 as compared with $2,357,500 for the six months ended July 31, 2004, an increase of 47.3%. This increase was primarily attributable to an increase in branded product sales to approximately $2,442,900 from $1,129,600. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased to approximately $1,030,200 from $1,227,900 for the comparable prior year period.

         Cost of sales for the six months ended July 31, 2005 was $1,665,700 or 48.0% of sales, as compared with $1,200,400 for the six months ended July 31, 2004, or 50.9% of sales. Gross profit percentage increased from 49.1% to 52.0% for the six months ended July 31, 2005 compared to the six months ended July 31, 2004. This increase in gross profit percentage was primarily due to an increase in branded product sales.

         Selling, general and administrative expenses for the six months ended July 31, 2005, increased by $501,300 to $1,628,600 from $1,127,300 for the prior year comparable period. This increase was primarily attributable to an increase in selling and marketing expenses of approximately $222,600 owing to expanded marketing of the Company's branded products and an increase in legal fees of approximately $98,300 as a result of costs related to the Company's share registration and warrant listing. For the six months ended July 31, 2005 selling, general and administrative expenses consisted of personnel costs of approximately $419,600; selling and marketing expenses of approximately $809,600; legal and professional costs of approximately $151,000; insurance expense of approximately $76,400; and other operating costs of approximately $172,000.

         Interest expense was $100,100 for the six months ended July 31, 2005 and interest income was $26,000 as compared to $134,400 and $15,100, respectively, for the six months ended July 31, 2004. The decrease in interest expense was primarily due to a recalculation of the accrued interest for the convertible notes and a resulting adjustment of $28,100. (See Liquidity and Capital Resources below)

         For the six months ended July 31, 2005, the Company had operating income of $178,800 as compared to an operating income of $29,800 for the six months ended July 31, 2004. The operating income was primarily due to an increase in gross profit resulting from increased sales of branded products.

         The Company had net income for the six months ended July 31, 2005 of $104,700 or $.04 per share compared to a net loss for the six months ended July 31, 2004 of $89,500 or ($.03) per share.

Liquidity and Capital Resources

         At July 31, 2005, the Company had cash of $2,018,300 as compared to cash of $2,002,700 at January 31, 2005. At July 31, 2005, approximately 99% of accounts receivable were less than 30 days past due. Cash provided by operations during the six months was $103,100 as compared to the cash used for operations of $267,100 in the comparable six months of the prior fiscal year.

         From April 29, 2003 to August 1, 2003, the Company borrowed $3,127,500 from various individuals and issued its 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, automatically convert at any time prior to maturity if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a conversion rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes will be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes will be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At July 31, 2005, the outstanding balance of the 2003 Notes was $3,052,500 and the accrued and unpaid interest was approximately $510,100, all of which will become due between April 29 and August 1, 2006 unless converted into shares of the Company's common stock prior to those dates. Given the current price of its shares, the Company expects that the notes and interest will be converted into shares of common stock on or before the due dates of the notes. However, if the notes are not converted into shares of common stock, the Company would likely need to arrange new financing for some of the payments it would then be required to make on the due dates, and there is no assurance that such financing will be available on terms acceptable to the Company, if at all.

         In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. The interest rate was to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales did not exceed projected sales as set forth in the notes, no interest will be accrued. The interest previously accrued through April 30, 2005, was reversed. The notes are convertible at any time at a conversion price of $2.25 per share. The notes are unsecured and may be prepaid without penalty.

         The Company's future capital requirements will depend on many factors including: the amount of its 2003 Notes it is required to redeem for cash, the number of its outstanding warrants that are exercised, costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to continue to generate positive cash flow from its sales.

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

Critical Accounting Policies:
----------------------------

         Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $20,900 and $9,600 at July 31, 2005 and January 31, 2005, respectively.

         Patent Application Costs - Patent application costs relate to the Company's U.S. patent applications and consist primarily of legal fees, the underlying clinical studies and other direct fees. The recoverability of the costs of the patent applications is dependent upon, among other factors, the success of the underlying clinical studies used to support the patents.

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

ITEM 3. Controls and Procedures

         The company carried out an evaluation, under the supervision and with the participation of management, including the company's principal executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule l3a-15. Based upon this evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) that is required to be included in the company's periodic SEC reports. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those controls subsequent to the date the Company carried out this evaluation.

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

         None

ITEM 3. Defaults Upon Senior Securities
---------------------------------------

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         At the annual meeting of the shareholders of the Company held on June 7, 2005 and as disclosed in the Proxy Statement related to such meeting, the following matters were submitted to a vote of the stockholders:

1. A proposal to elect five directors to the Board of Directors of the Company (the "Board").

         The following directors were elected:

            Name                      For         Against     Withhold    Abstentions    Broker Non-Votes     % For
      -----------------            ---------      -------     --------    -----------    ----------------     -----
      Francis Newman               1,982,512            -            -        922,453                   -     68.25
      Lawrence Burstein            1,982,512            -            -        922,453                   -     68.25
      Andrew Horowitz              1,982,512            -            -        922,453                   -     68.25
      Bernard Korman               1,982,512            -            -        922,453                   -     68.25
      Mark Rosenberg               1,982,512            -            -        922,453                   -     68.25

2. A proposal to ratify the appointment of Goldstein & Ganz P.C. as independent auditors of the Company for the fiscal year ending January
         31, 2006.

         The number of votes were as follows:

                                      For         Against     Withhold    Abstentions    Broker Non-Votes     % For
                                   ---------      -------     --------    -----------    ----------------     -----
                                   1,982,512            -            -        922,453                   -     68.25

ITEM 5. Other Information
-------------------------

         None.

ITEM 6. Exhibits
----------------

         10.1   Executive Bonus Program

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

                                       MEDICAL NUTRITION USA, INC.

Dated: September 12, 2005              By: /s/ FRANCIS A. NEWMAN
                                           -------------------------------------
                                           Francis A. Newman
                                           Chief Executive Officer