Form 10QSB
period 2005-10-31
MEDICAL NUTRITION USA INC
filed 2005-12-14
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 2005

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

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirement for the past 90 days. Yes[X] No[ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      Applicable Only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              3,011,285 shares of Common Stock at December 7, 2005

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           MEDICAL NUTRITION USA, INC.

                               FORM 10QSB - INDEX

                                                                         Page(s)
                                                                         -------

PART I.  FINANCIAL INFORMATION                                               3

Item 1.  Financial Statements

         Consolidated Balance Sheets at October 31, 2005 (unaudited)
           and January 31, 2005 (audited)                                    3

         Consolidated Statements of Operations for the Three and Nine
           Month Periods Ended October 31, 2005 and 2004 (unaudited)         4

         Consolidated Statements of Cash Flows for the Nine
           Month Periods Ended October 31, 2005 and 2004 (unaudited)         5

         Consolidated Statements of Stockholders' Equity for the Nine
           Month Period Ended October 31, 2005 (unaudited)                   6

         Notes to Condensed Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        16

Item 3.  Controls and Procedures                                            19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        20

Item 3.  Defaults Upon Senior Securities                                    20

Item 4.  Submission of Matters to a Vote of Security Holders                20

Item 5.  Other Information                                                  20

Item 6.  Exhibits                                                           20

Signatures                                                                  21

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                       MEDICAL NUTRITION USA, INC.

                             BALANCE SHEETS

                                                                       OCTOBER         JANUARY
                                                                       31, 2005        31, 2005
                                                                     ------------    ------------
                                                                     (Unaudited)      (Audited)
ASSETS

Current Assets:
    Cash                                                             $  2,187,700    $  2,002,700
    Accounts receivable, net of allowance of $28,900 and
    $9,600 at October 31, 2005 and January 31, 2005, respectively         796,500         498,900
    Inventories                                                           165,200          71,300
    Other current assets                                                   88,200          65,800
                                                                     ------------    ------------

       Total current assets                                             3,237,600       2,638,700

    Fixed assets, net of accumulated depreciation of
    $151,000 and $133,400, respectively                                    89,600          71,900

Other assets:
    Security Deposits                                                      15,300          15,300
    Investment in Organics Corporation of America                         125,000         125,000
    Intangible assets, net of amortization                                251,700         205,700
                                                                     ------------    ------------

                                                                     $  3,719,200    $  3,056,600
                                                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                            $    522,800    $    307,200
    Convertible promissory notes                                        3,052,500              --
    Accrued interest payable                                              571,600              --
                                                                     ------------    ------------

       Total current liabilities                                        4,146,900         307,200

Non-current Liabilities:
    Convertible promissory notes                                          250,000       3,302,500
    Accrued interest payable                                                   --         410,000
                                                                     ------------    ------------
       Total Liabilities                                                4,396,900       4,019,700
                                                                     ------------    ------------
Shareholders' Equity:
    Common stock, $0.001 par value; 20,000,000 shares
    authorized; 3,011,285 and 2,892,965 issued and outstanding
    at October 31, 2005 and January 31, 2005, respectively                  3,000           2,900
    Additional paid-in capital                                         11,004,800      10,916,200
    Accumulated deficit                                               (11,675,100)    (11,871,800)
                                                                     ------------    ------------
                                                                         (667,300)       (952,700)
    Less: treasury stock, at cost                                         (10,400)        (10,400)
                                                                     ------------    ------------
    Total stockholders' equity (deficit)                                 (677,700)       (963,100)
                                                                     ------------    ------------
                                                                     $  3,719,200    $  3,056,600
                                                                     ============    ============

           See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       NINE MONTHS ENDED               THREE MONTHS ENDED
                                                          OCTOBER 31,                      OCTOBER 31,
                                                 ----------------------------    ----------------------------
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
Sales                                            $  5,410,400    $  3,448,600    $  1,937,300    $  1,091,100
Cost of Sales                                       2,612,000       1,706,800         946,300         506,400

                                                 ------------    ------------    ------------    ------------
Gross Profit                                        2,798,400       1,741,800         991,000         584,700
                                                 ------------    ------------    ------------    ------------

Selling, general and administrative expenses        2,481,900       1,755,200         853,300         627,900

                                                 ------------    ------------    ------------    ------------
Operating Income (Loss)                               316,500         (13,400)        137,700         (43,200)
                                                 ------------    ------------    ------------    ------------

Other income (expense):
    Interest income                                    41,800          24,200          15,900           9,100
    Interest expense                                 (161,600)       (201,600)        (61,600)        (67,200)

                                                 ------------    ------------    ------------    ------------
Total other income (expense)                         (119,800)       (177,400)        (45,700)        (58,100)
                                                 ------------    ------------    ------------    ------------

Net income (loss)                                $    196,700    $   (190,800)   $     92,000    $   (101,300)
                                                 ============    ============    ============    ============

Net income (loss) per common share:
Basic                                            $       0.07    $      (0.07)   $       0.03    $      (0.04)
                                                 ============    ============    ============    ============
Diluted                                          $       0.03    $      (0.07)   $       0.01    $      (0.04)
                                                 ============    ============    ============    ============

Weighted average number of shares outstanding:
Basic                                               2,914,224       2,800,926       2,932,701       2,834,887
                                                 ============    ============    ============    ============
Diluted                                            12,087,197       2,800,926      12,215,957       2,834,887
                                                 ============    ============    ============    ============

           See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      NINE MONTHS ENDED
                                                                         OCTOBER 31,
                                                                ----------------------------
                                                                    2005            2004
                                                                ------------    ------------
Operating Activities:
   Net income (loss)                                            $    196,700    $   (190,800)
   Adjustments to reconcile net cash provided by (used for)
   operating activities:
       Depreciation and amortization expense                          19,900          11,300
       Provision for losses on accounts receivable                    19,300           5,400
       Interest expense paid with common stock                                         1,500
   Changes in operating assets and liabilities:
       Accounts receivable                                          (316,900)       (386,200)
       Inventory                                                     (93,900)        (15,200)
       Prepaid expenses                                              (22,400)         43,100
       Accounts payable and accrued expenses                         377,200         274,900
       Customer deposits                                                  --             900
                                                                ------------    ------------
Net cash provided by (used for) operating activities                 179,900        (255,100)
                                                                ------------    ------------

Investing Activities:
   Acquisition of property and equipment                             (35,300)        (20,700)
   Website development costs                                              --          (5,400)
   Trademark costs                                                    (3,200)        (12,300)
   Capitalized patent costs                                          (45,100)        (86,000)
                                                                ------------    ------------
Net cash (used for) investing activities                             (83,600)       (124,400)
                                                                ------------    ------------

Financing Activities:
   Proceeds from exercise of options                                   9,000              --
   Proceeds from exercise of warrants                                 79,700              --
                                                                ------------    ------------
Net cash provided by financing activities                             88,700              --
                                                                ------------    ------------

Net increase (decrease) in cash                                      185,000        (379,500)
Cash - beginning of period                                         2,002,700       2,337,200
                                                                ------------    ------------

Cash - end of period                                            $  2,187,700    $  1,957,700
                                                                ============    ============
Supplemental information:
   Taxes paid during the period                                 $      9,762    $     12,467
                                                                ============    ============

            See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       NINE MONTHS ENDED OCTOBER 31, 2005
                                   (Unaudited)


                                         Common Stock           Additional
                                  ---------------------------     paid-in      Accumulated      Treasury        Total
                                     Shares       Par Value       capital        Deficit         Stock          Equity
                                  ------------   ------------   ------------   ------------   ------------   ------------
Balance at January 31, 2005          2,892,965   $      2,900   $ 10,916,200   $(11,871,800)  $    (10,400)  $   (963,100)

Exercise of options                     12,000             --          9,000                                        9,000

Exercise of warrants                   106,320            100         79,600                                       79,700

Net Income                                                                          196,700                       196,700
                                  ------------   ------------   ------------   ------------   ------------   ------------

Balance at October 31, 2005          3,011,285   $      3,000   $ 11,004,800   $(11,675,100)  $    (10,400)  $   (677,700)
                                  ============   ============   ============   ============   ============   ============

            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (Unaudited)

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

Concentration of credit risk - The Company maintains its cash in several bank accounts at one high credit quality financial institution. The balances, at times, may exceed federally insured limits. At October 31, 2005, the Company had approximately $2.1 million in excess of FDIC insured limits.

         The financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable.

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $28,900 and $9,600 at October 31, 2005 and January 31, 2005, respectively.

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

                      MEDICAL NUTRITION USA, INC. NOTES TO
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                  (Unaudited)

Note 2.  Significant Accounting Policies (continued):
         ------------------------------------------

         Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123) which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application.

         In December 2004, the Financial Accounting Standards Board issued a revision of SFAS 123, Accounting for Stock-Based Compensation, Statement No. 123R. Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will be required to apply the provisions of Statement No. 123R beginning with its fiscal quarter commencing on February 1, 2006, and therefore the Statement had no impact to the consolidated financial statements for the quarter ended October 31, 2005.

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

Reclassification - Certain amounts in prior financial statements were reclassified to conform to the October 31, 2005 presentation.

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

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (Unaudited)

Note 2.  Significant Accounting Policies (continued):
         ------------------------------------------

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

Note 3.  Fixed Assets:
         ------------

         Fixed assets consisted of the following at October 31, 2005 and January 31, 2005, respectively:

                                                     October 31,     January 31,
                                                        2005            2005
                                                    ------------    ------------
Furniture, fixtures and equipment                   $    193,500    $    173,700
Leasehold improvements                                    47,100          31,600
                                                    ------------    ------------
                                                         240,600         205,300
Less: Accumulated depreciation and amortization          151,000         133,400
                                                    ------------    ------------
                                                    $     89,600    $     71,900
                                                    ============    ============

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (Unaudited)

Note 4.  Intangible Assets:
         -----------------

         Intangible assets consisted of the following at October 31, 2005 and January 31, 2005, respectively:

                                              October 31,    January  31,
                                                 2005           2005
                                             ------------   ------------
Patent application costs                     $    208,400   $    163,300
Trademarks                                         44,000         40,800
Website development costs                           6,300          6,300
                                             ------------   ------------
                                                  258,700        210,400
Less: Accumulated amortization                      7,000          4,700
                                             ------------   ------------
                                             $    251,700   $    205,700
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

Note 6.  Notes Payable:
         -------------

2003 8% Convertible Promissory Notes
------------------------------------

         From April 29, 2003 to August 1, 2003, the Company borrowed an aggregate of $3,127,500 and issued its 8% Convertible Promissory Notes (the "2003 Notes"). Of the $3,127,500 borrowed, $1,342,500 was borrowed from seven affiliated parties who are officers, directors or entities affiliated with directors of the Company. The balance of $1,785,000 was borrowed from unaffiliated parties. Each of the 2003 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price that is the lower of $.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants for each share to be converted (See Note 8 - Stockholders' Equity). The warrants can be exercised for a three-year period at a price of $.75 per share. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At October 31, 2005, the outstanding balance of the 2003 Notes was $3,052,500 and the accrued and unpaid interest was approximately $571,600.

December 2003 Convertible Promissory Notes
------------------------------------------

In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock (See Note 8 - Stockholders' Equity). The warrants have a

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (Unaudited)

Note 6.  Notes Payable (continued):
         ------------------------

three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. The interest rate was to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales did not exceed projected sales as set forth in the notes, no interest will be accrued. The interest previously accrued through April 30, 2005, was reversed. The notes are convertible at any time at a conversion price per share of $2.25. The notes are unsecured and may be prepaid without penalty. At October 31, 2005, the outstanding balance of the loans was $250,000.

         Notes Payable at October 31, 2005 consisted of the following:

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
                                                                ============

Note 7.  Lease Commitments:
         -----------------

         The Company leases an office and warehouse facility in New Jersey under a recently renewed lease, which expires in December 2009. Total gross rental expense for the nine months ended October 31, 2005 was approximately $86,400.

         The future minimum annual rental payments are as follows:

             Years Ended January 31,

                     2006                    $   27,700
                     2007                       112,600
                     2008                       115,000
                     2009                       117,400
                     2010                       109,800
                                             ----------
                                             $  482,500
                                             ==========

         The Company sublet (on a month to month basis) a portion of its facility to an entity at approximately $1,200 per month. Rent income for the nine months ended October 31, 2005 was approximately $8,400. The company discontinued subletting portions of its facility in August 2005.

         The Company leases vehicles and equipment under various operating leases. Total gross rental expense for the nine months ended October 31, 2005 was approximately $8,000.

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (Unaudited)

Note 7.  Lease Commitments (continued):
         ----------------------------

         The future minimum annual rental payments are as follows:

             Years Ended January 31,

                     2006                    $    2,400
                     2007                         7,500
                     2008                         4,300
                     2009                           900
                     2010                           600
                                             ----------
                                             $   15,700
                                             ==========

Note 8.  Stockholders' Equity:
         --------------------

Options
-------

         A summary of option transactions for the nine months ended October 31, 2005, follows:

                                                            Weighted
                                                            Average
                                              Options     option price
   -------------------------------------------------------------------
     Outstanding at January 31, 2005          2,774,040   $       2.96
   -------------------------------------------------------------------
     Granted                                    150,000           2.98
     Exercised                                  (12,000)          0.75
     Expired or Surrendered                    (195,940)         18.94
   -------------------------------------------------------------------
     Outstanding at October 31, 2005          2,716,100   $       1.82
   -------------------------------------------------------------------

Registration Statement
----------------------

         The Company filed a registration statement on Form S-2 in the second fiscal quarter that was declared effective by the Securities and Exchange Commission on July 29, 2005 registering the resale of warrants to purchase common stock of the Company and the Common Stock underlying such warrants by the holders of such securities. The Company will not receive any of the proceeds from sales of the shares and warrants offered pursuant to the prospectus included in the registration statement on Form S-2; however, the Company will receive proceeds from the exercise of the warrants to the extent such warrants are exercised by the holders thereof.

Note 9.  Income Taxes:
         ------------

         The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carryforwards due to the uncertainty that future years will provide income to be offset by such available benefits. The Company and its subsidiaries have net operating loss carryforwards of approximately $9,277,300, which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $3,247,100 as of October 31, 2005, with a valuation allowance of an equal amount. These net operating loss carryforwards expire through 2025.

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

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (Unaudited)

Note 10. Commitments and Contingencies (continued):
         ----------------------------------------

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

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (Unaudited)

Note 10. Commitments and Contingencies (continued):
         ----------------------------------------

Accounting for Convertible Notes and Warrants
---------------------------------------------

         The Company has received an inquiry from the Securities and Exchange Commission (SEC) regarding the Company's accounting for the value of the convertible notes and associated warrants the Company issued in 2002 and 2003. The inquiry arose in connection with the SEC's limited review of the Company's Form 10-KSB for the fiscal year ended January 31, 2005. Depending on the outcome of its discussions with the SEC, the Company may make a non-cash adjustment to its balance sheet to assign value to the warrants and/or the conversion feature of the convertible notes in an aggregate amount it estimates to be not greater than $3,827,500, the aggregate proceeds received by the Company in connection with the issuance of the convertible notes and associated warrants. The value attributed to the warrants would then be amortized over the three-year life of the Warrants, which expire on July 31,2006. The value attributed to the conversion feature would then be charged to expense in the year the notes were issued. In that event, the Company would restate its financial results for the fiscal year ended January 31, 2005 and for subsequent interim periods, and amend its related Form 10-KSB and Forms 10-QSB to reflect the restatement. The restatement would have the effect of increasing paid-in capital by the amount of the aggregate value assigned to the warrants and the conversion feature of the convertible notes, and decreasing net income by the amount of the amortization and expense.

Note 11. Basic and Diluted Earnings Per Common Share:
         -------------------------------------------

         The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                     Nine Months    Three Months
                                                       Ended           Ended
                                                     October 31,     October 31,
                                                        2005            2005
                                                    ------------    ------------
Net income                                          $    196,700    $     92,000
                                                    ============    ============
Weighted average number of shares
outstanding used in basic earnings per
share calculation                                      2,914,224       2,932,701
                                                    ============    ============
Basic net income per common share                   $       0.07    $       0.03
                                                    ============    ============

Net income                                          $    196,700    $     92,000

Effect of dilutive securities:

     Interest on convertible notes                       184,900          61,600
                                                    ------------    ------------
Net income after assumed conversion                 $    381,600    $    153,600
                                                    ============    ============

Weighted average number of shares outstanding
used in basic earnings per share calculation           2,914,224       2,932,701

Effect of dilutive securities:

     Stock options and warrants                        4,991,862       5,102,145

     Convertible notes                                 4,181,111       4,181,111
                                                    ------------    ------------
Weighted average number of shares outstanding
used in diluted earnings per share calculation        12,087,197      12,215,957
                                                    ============    ============

Diluted net income per common share                 $       0.03    $       0.01
                                                    ============    ============

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (Unaudited)

Note 12. Major Customers:
         ---------------

         For the nine months ended October 31, 2005, two customers were responsible for approximately $1,875,200 in sales, representing 35% of the Company's sales.

         For the nine months ended October 31, 2004, one customer was responsible for approximately $1,265,000 in sales, representing 37% of the Company's sales.

Note 13. Subsequent Events
         -----------------

Federal Supply Schedule Contract
--------------------------------

         The Company announced on December 13, 2005 that it has been awarded a Federal Supply Schedule Contract through the US Department of Veterans Affairs for the sale of Pro-Stat(R) and Fiber Stat(TM) to Veterans Administration hospitals and nursing homes, and Federal prisons. The five-year contract authorizes the covered facilities to purchase up to $3,013,680 of the Company's products, but does not require them to do so. The actual purchases will depend on the Company's ability to market its products to the individual facilities and the rate at which those facilities use the products.

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

Three Months Ended October 31, 2005 Compared to Three Months Ended October 31, 2004

         Sales for the three months ended October 31, 2005 were $1,937,300 as compared with $1,091,100 for the three months ended October 31, 2004, an increase of 77.6%. This increase was primarily attributable to an increase in branded product sales to approximately $1,473,000 from approximately $787,600. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales increased to approximately $464,300 from $303,500 for the comparable prior year period.

         Cost of sales for the three months ended October 31, 2005 was $946,300 or 48.8% of sales, as compared with $506,400 for the three months ended October 31, 2004, or 46.4% of sales. Gross profit percentage decreased from 53.6% to 51.2% for the three months ended October 31, 2005 compared to the three months ended October 31, 2004. This decrease in gross profit percentage was primarily due to a reduction in gross margin for private label products during the period.

         Selling, general and administrative expenses for the three months ended October 31, 2005, increased by $225,400 to $853,300 from $627,900 for the prior year comparable period. This increase was primarily attributable to an increase in selling and marketing expenses of approximately $48,100 owing to expanded marketing of the Company's branded products, an increase in personnel expenses of approximately $78,100 due to the hiring of additional staff and an increase in legal and professional fees of approximately $47,400. For the three months ended October 31, 2005 selling, general and administrative expenses consisted of personnel expenses of approximately $232,700; selling and marketing expenses of approximately $408,600; legal and professional costs of approximately $73,300; insurance expense of approximately $48,400; and other operating costs of approximately $90,300.

         Interest expense was $61,600 for the three months ended October 31, 2005 and interest income was $15,900 as compared to $67,200 and $9,100, respectively, for the three months ended October 31, 2004. The interest expense was due to accrued interest for the convertible notes. The reduction in interest expense is due to accrued interest on certain convertible notes issued in December 2003 reflected in the prior year and not reflected in the current year. (See Liquidity and Capital Resources below)

         For the three months ended October 31, 2005, the Company had operating income of $137,700 as compared to an operating loss of $43,200 for the three months ended October 31, 2004. The increase in operating income was primarily due to an increase in gross profit resulting from increased sales of branded products.

         The Company had net income for the three months ended October 31, 2005 of $92,000 or $.03 per share compared to a net loss for the three months ended October 31, 2004 of $101,300 or ($.04) per share.

Nine Months Ended October 31, 2005 Compared to Nine Months Ended October 31,
2004

         Sales for the nine months ended October 31, 2005 were $5,410,400 as compared with $3,448,600 for the nine months ended October 31, 2004, an increase of 56.9%. This increase was primarily attributable to an increase in branded product sales to approximately $3,915,900 from $1,900,000. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased to approximately $1,494,500 from $1,548,600 for the comparable prior year period.

         Cost of sales for the nine months ended October 31, 2005 was $2,612,000 or 48.3% of sales, as compared with $1,706,800 for the nine months ended October 31, 2004, or 49.5% of sales. Gross profit percentage increased from 50.5% to 51.7% for the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004. This increase in gross profit percentage was primarily due to an increase in branded product sales.

         Selling, general and administrative expenses for the nine months ended October 31, 2005, increased by $726,700 to $2,481,900 from $1,755,200 for the prior year comparable period. This increase was primarily attributable to an increase in selling and marketing expenses of approximately $276,700 owing to expanded marketing of the Company's branded products and an increase in personnel costs of approximately $142,000 as a result of costs related to the hiring of additional staff. For the nine months ended October 31, 2005, selling, general and administrative expenses consisted of personnel costs of approximately $652,200; selling and marketing expenses of approximately $1,218,000; legal and professional costs of approximately $224,300; insurance expense of approximately $124,900; rent expense of approximately $78,000: travel and entertainment expenses of approximately $68,200 and other operating costs of approximately $116,300.

         Interest expense was $161,600 for the nine months ended October 31, 2005 and interest income was $41,800 as compared to $201,600 and $24,200, respectively, for the nine months ended October 31, 2004. The decrease in interest expense was primarily due to a recalculation of the accrued interest for the convertible notes and a resulting adjustment of $28,100. (See Liquidity and Capital Resources below)

         For the nine months ended October 31, 2005, the Company had operating income of $316,500 as compared to an operating loss of $13,400 for the nine months ended October 31, 2004. The operating income was primarily due to an increase in gross profit resulting from increased sales of branded products.

         The Company had net income for the nine months ended October 31, 2005 of $196,700 or $.07 per share compared to a net loss for the nine months ended October 31, 2004 of $190,800 or ($.07) per share.

Liquidity and Capital Resources
-------------------------------

         At October 31, 2005, the Company had cash of $2,187,700 as compared to cash of $2,002,700 at January 31, 2005. At October 31, 2005, approximately 99% of accounts receivable were less than 30 days past due. Cash provided by operations during the nine months was $179,900 as compared to the cash used for operations of $255,100 in the comparable nine months of the prior fiscal year.

         From April 29, 2003 to August 1, 2003, the Company borrowed $3,127,500 from various individuals and issued its 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, automatically convert at any time prior to maturity if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a conversion rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes will be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes will be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At October 31, 2005, the outstanding balance of the 2003 Notes was $3,052,500 and the accrued and unpaid interest was approximately $571,600, all of which will become due between April

29 and August 1, 2006 unless converted into shares of the Company's common stock prior to those dates. Given the current price of its shares, the Company expects that the notes and interest will be converted into shares of common stock on or before the due dates of the notes. However, if the notes are not converted into shares of common stock, the Company would likely need to arrange new financing for some of the payments it would then be required to make on the due dates, and there is no assurance that such financing will be available on terms acceptable to the Company, if at all.

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

Critical Accounting Policies:
-----------------------------

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $28,900 and $9,600 at October 31, 2005 and January 31, 2005, respectively.

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


                                       MEDICAL NUTRITION USA, INC.

Dated: December 14, 2005               By: /s/ FRANCIS A. NEWMAN
                                           -------------------------------------
                                           Francis A. Newman
                                           Chief Executive Officer