Form 10KSB/A
period 2005-01-31
MEDICAL NUTRITION USA INC
filed 2006-03-23
CIK 722617

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

Title of each class

        Common Stock
        ------------


Check whether the issuer is not required to file reports pursuant to section 13
-------------------------------------------------------------------------------
or 5(d) of  the Exchange Act.             [ ]
----------------------------


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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Annual Report on Form 10-KSB/A is to restate the audited financial statements of Medical Nutrition USA, Inc. (the "Company," "we" or "our") for the year ended January 31, 2005, filed with the Securities and Exchange Commission ("SEC") on April 1, 2005 to reflect additional debt discount, interest expense and additional paid-in capital due to detachable warrants and a beneficial conversion feature contained in the Company's 2002 8% Convertible Notes, 2003 8% Convertible Notes, and the December 2003 Convertible Notes.

The Items which are amended and restated herein are:

1. Part II, Item 6 - Management's Discussion and Analysis or Plan of Operation
2. Part II, Item 7 - Financial Statements (including applicable footnotes)
3. Part II Item 8A - ; Controls and Procedures; and
4. Part III, Item 13 - Exhibits and Reports on Form 8-K

Except as otherwise expressly noted herein, this Amendment No. 1 to Annual Report on Form 10-KSB/A does not reflect events occurring after the April 1, 2005 filing of our Annual Report on Form 10-KSB in any way, except as those required to reflect the effects of this restatement of our financial statements for the periods presented, as deemed necessary in connection with the completion of restated financial statements.

The remaining Items contained within this Amendment No. 1 to our Annual Report on Form 10-KSB/A consist of all other Items originally contained in our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005 in the form filed with the SEC on April 1, 2005. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. The Company is also filing amended Form 10-QSB for the three quarterly periods subsequent to the original date of our Form 10-KSB filing. These amended Form 10-QSB's speak to events that occurred after the date of this filing and, together with our other periodic reports filed with the SEC subsequent to the original date of our Form 10-KSB filing,should be read in conjunction with this amended Form 10-KSB.

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
      PART I                                                                2
--------------------------------------------------------------------------------
           Item 1-DESCRIPTION OF BUSINESS                                   2
--------------------------------------------------------------------------------
           Item 2-DESCRIPTION OF PROPERTIES                                 8
--------------------------------------------------------------------------------
           Item 3-LEGAL PROCEEDINGS                                         8
--------------------------------------------------------------------------------
           Item 4-SUBMISSION OF MATTER TO SECURITY HOLDERS                  8
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      PART II                                                               9
--------------------------------------------------------------------------------
           Item 5-MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS                                                   9
--------------------------------------------------------------------------------
           Item 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                       10
--------------------------------------------------------------------------------
           Item 7-FINANCIAL STATEMENTS                                      14
--------------------------------------------------------------------------------
           Item 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                       14
--------------------------------------------------------------------------------
           Item 8A-CONTROLS AND PROCEDURES                                  14
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      PART III                                                              14
--------------------------------------------------------------------------------
           Item 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                  ACT                                                       14
--------------------------------------------------------------------------------
           Item 10-EXCUTIVE COMPENSATION                                    15
--------------------------------------------------------------------------------
           Item 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT                                               15
--------------------------------------------------------------------------------
           Item 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           15
--------------------------------------------------------------------------------
           Item 13-EXHIBITS AND REPORTS ON FORM 8K                          15
--------------------------------------------------------------------------------
           Item 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES                   16
--------------------------------------------------------------------------------
      Signatures                                                            16
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

PATENTS

         Since 1977, the Company has been issued four patents for its collagen hydrolysate product. These are for (1) Method Of Providing High-Protein Nutrition By The Oral Administration Of A Predigested Protein Composition, (2) Method Of Composition For Preventing Nutritional Deficiency, (3) Method Of Treating Nutritional Deficiency During Cardiac Cachexia, Diabetes, Hypoglycemia, Gastro-enterology, Lipid, Cell Glycogen And Keratin Related Skin Conditions And Alcoholism, and (4) Method Of Treating Obesity By The Oral Administration Of A Predigested Protein Composition. The Company has been granted provisional rights for a patent for "Method for Treating Wounds to Promote Healing". Some of the products that the Company offers incorporate patented technology owned by others, but patents do not protect most of the Company's products.

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

Item 3.  LEGAL PROCEEDINGS
         -----------------

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None.

PART II

Item 5.  MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
         -----------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES.
--------------------------------------

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


     Cash Balance and Cash Flow - Cash balance at January 31, 2005 was $2,002,700. For the year, cash used in operating activities totaled $137,200 on a reported net loss of $332,200. The sum of the Company's total cash position and accounts receivable at year-end was essentially unchanged from the prior year.

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

     Selling, general and administrative expenses for the fiscal year ended January 31, 2005, increased by $445,000 to $2,434,900, from $1,989,900 for the prior year comparable period. This increase was primarily attributable to an increase in selling and marketing expenses of $621,600. This increase is primarily attributable to expanded marketing of the Company's branded products. For the fiscal year ended January 31, 2005 selling, general and administrative expenses consisted of personnel costs of approximately $819,900; selling and marketing expenses of approximately $1,142,600; legal and professional costs of approximately $102,300; insurance expense of approximately $108,300; and other operating costs of approximately $261,800.


     Interest expense was $350,500 for the fiscal year ended January 31, 2005 and interest income was $33,600 as compared to $635,200 and $20,100, respectively, for the fiscal year ended January 31, 2004. The decrease in interest expense was primarily due to the lower charge to interest expense for the unamortized debt discount of converted debt (from $450,000 to $74,900). (See
Note 12-Restatements to the consolidated financial statements) offset by the accrual of a full year of interest for convertible promissory notes issued during fiscal 2004.


     For the fiscal year ended January 31, 2005, the Company had an operating loss of $15,300 as compared to an operating loss of $944,000 for the fiscal year ended January 31, 2004. The decrease in operating loss was primarily due to an increase in gross profit resulting from increased sales of higher margin branded products.


     The Company incurred a net loss for the fiscal year ended January 31, 2005 of $332,200 or ($.12) per share compared to a net loss for the fiscal year ended January 31, 2004 of $1,559,100 or ($.67) per share. (See Note 12-Restatements to the consolidated financial statements).


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


     Interest expense was $635,200 for the fiscal year ended January 31, 2004 and interest income was $20,100 for the fiscal year ended January 31, 2004, as compared to interest expense of $37,500 and $1,000 interest income during the comparable prior fiscal year. The increase in interest expense was primarily due to the issuance of the 2002 and 2003 Notes as well as the charge to interest expense for the unamortized debt discount of converted debt during the fiscal year ended January 31, 2004 of $450,000. (See Note 12, Restatements).


     For the fiscal year ended January 31, 2004, the Company incurred an operating loss of $944,000 as compared to operating loss of $245,000 for the fiscal year ended January 31, 2003. This increase in loss was due to the increase in selling, general and administrative expenses.


     The Company incurred a net loss for the fiscal year ended January 31, 2004 of $1,559,100 or ($0.67) per share compared to net loss for the fiscal year ended January 31, 2003 of $281,500 or ($0.19) per share.


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

     From April 29, 2003 to August 31, 2003, the Company borrowed an additional $3,127,500 from various individuals and issued its 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, automatically convert at any time prior to maturity if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a conversion rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes will be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the

Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes will be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At January 31, 2005, the outstanding balance of the 2003 Notes was $3,052,500 ($6,800 net of unamortized debt discount, see Note 12 to the consolidated financial statements).and the accrued and unpaid interest was approximately $386,700.

     In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. Interest accrues over the three-year term at a rate (up to a maximum of ten percent) to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. The notes are convertible at any time at a conversion price of $2.25 per share. The notes are unsecured and may be prepaid without penalty. At January 31, 2005, the outstanding balance of the notes was $250,000 ($100 net of unamortized debt discount, see Note 12 to the consolidated financial statements) and the accrued and unpaid interest was approximately $23,300.


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

Item 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None

Item 8A: CONTROLS AND PROCEDURES
         -----------------------

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. In connection with the Form 10-KSB for the fiscal year ended January 31, 2005 originally filed by the Company, as required under Rule 13a-15(e) of the Exchange Act, the Company's management, including its Chief Executive Officer and Principal Accounting Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2005.

In February 2006, the Company's management and the Audit Committee of the Company's Board of Directors concluded that the Company needed to restate certain of the Company's financial statements to correct errors in the application of accounting principles with respect to the accounting for: (i) the beneficial conversion feature embedded in the convertible notes issued by the Company in 2004 and 2003; and (ii) the fair value of the warrants issued in connection with the convertible notes issued by the Company in 2004 and 2003. As a result, the Company has restated its historical financial statements for the fiscal year ended January 31, 2005 and the fiscal quarters ended October 31, July 31, and April 30, 2005.

The above restatements are described in more detail in Note 12 to the consolidated financial statements included in this Form 10-KSB/A.

Controls over the application of accounting policies are within the scope of disclosure controls. Therefore, management has concluded that there were material weaknesses in the Company's disclosure controls, as of January 31, 2005. The Company believes that the material weaknesses related to the issues described above have been remediated as a result of processes that have been implemented subsequent to January 31, 2005, including the hiring of a financial controller in September 2005.

In connection with the filing of this Form 10-KSB/A, the Company's management including the Chief Executive Officer and Principal Accounting Officer, has re-evaluated the effectiveness of the Company's disclosure controls and procedures as of January 31, 2005. Because of the material weakness discussed above, the Company's Chief Executive Officer and Principal Accounting Officer have now concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2005.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting during the fiscal year ended January 31, 2005.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our Chief Executive Officer, and Principal Accounting Officer are made at the "reasonable assurance" level.

Item 8B. OTHER INFORMATION
         -----------------

         None.

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

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 23 2006             MEDICAL NUTRITION USA, INC.


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


Signature                     Title                               Date
---------                     -----                               ----



                              Chairman, Chief Executive Officer   March 23, 2006
-------------------------     and Director
Francis A. Newman

                              Principal Accounting Officer        March 23, 2006
-------------------------
Jeffrey Janco

                              Director                            March 23, 2006
-------------------------
Bernard Korman

                              Director                            March 23, 2006
-------------------------
Andrew Horowitz

                              Director                            March 23, 2006
-------------------------
Mark H. Rosenberg

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

Notes to Consolidated Financial Statements                         F-7  to F-20

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

As described in Note 12, the financial statements referred to above have been restated.


                                                /s/ Goldstein & Ganz, CPA's, PC
Great Neck, NY
March 18, 2005


With respect to Note 12
March 21, 2006

                           MEDICAL NUTRITION USA, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                             January 31,
                                                                    ----------------------------
                                                                        2005            2004
                                                                    ------------    ------------
                                                                    (As Restated)   (As Restated)
ASSETS
Current Assets:
    Cash                                                            $  2,002,700    $  2,337,200
    Accounts receivable, net of allowance of $9,600 and
    $3,300 at January 31, 2005 and January 31, 2004, respectively        498,900         161,500
    Inventories                                                           71,300          93,900
    Other current assets                                                  65,800          75,700
                                                                    ------------    ------------

       Total current assets                                            2,638,700       2,668,300

    Fixed assets, net of accumulated depreciation of
    $133,400 and $117,900, respectively                                   71,900          32,500

Other assets:
    Security Deposits                                                     15,300          15,300
    Investment in Organics Corporation of America                        125,000         125,000
    Intangible assets, net of amortization                               205,700          65,100
                                                                    ------------    ------------

                                                                    $  3,056,600    $  2,906,200
                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                           $    307,200    $    174,200
    Customer deposits                                                         --           1,000
                                                                    ------------    ------------

      Total current liabilities                                          307,200         175,200
Non-current Liabilities:
Convertible promissory notes, net                                          6,900             100
Accrued interest payable                                                 410,000         148,100
                                                                    ------------    ------------
      Total Liabilities                                                  724,100         323,400
                                                                    ------------    ------------

Shareholders' Equity:
    Common stock, $0.001 par value; 20,000,000 shares
      authorized; 2,892,965 and 2,783,759 issued and outstanding
      at January 31, 2005 and January 31, 2004, respectively               2,900           2,800
    Additional paid-in-capital                                        14,743,700      14,661,900
    Accumulated deficit                                              (12,403,700)    (12,071,500)
                                                                    ------------    ------------
                                                                       2,342,900       2,593,200
    Less: treasury stock, at cost                                        (10,400)        (10,400)
                                                                    ------------    ------------
    Total stockholders' equity (deficit)                               2,332,500       2,582,800
                                                                    ------------    ------------
                                                                    $  3,056,600    $  2,906,200
                                                                    ============    ============


               See notes to the consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Years Ended January 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
                                                   (As Restated)   (As Restated)

Sales                                              $  4,727,400    $  2,173,400
Cost of Sales                                         2,307,800       1,127,500

                                                   ------------    ------------
Gross Profit                                          2,419,600       1,045,900
                                                   ------------    ------------

Selling, general and administrative expenses          2,434,900       1,989,900

                                                   ------------    ------------
Operating Income (loss)                                 (15,300)       (944,000)
                                                   ------------    ------------

Other income (expense):
    Interest income                                      33,600          20,100
    Interest expense                                   (350,500)       (635,200)

                                                   ------------    ------------
Total other income (expense)                           (316,900)       (615,100)
                                                   ------------    ------------

                                                   ------------    ------------
Net (loss)                                         $   (332,200)   $ (1,559,100)
                                                   ============    ============

Basic and diluted per share data:
Net (loss)                                         $      (0.12)   $      (0.67)
                                                   ============    ============

Weighted average number of shares outstanding         2,821,350       2,333,493
                                                   ============    ============


                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                Years Ended January 31,
                                                             ----------------------------

                                                                 2005            2004
                                                             ------------    ------------
Operating Activities:                                        (As Restated)   (As Restated)
      Net (loss)                                             $   (332,200)   $ (1,559,100)
      Adjustments to reconcile net cash (used for)
          operating activities:
          Depreciation and amortization expense                    17,300          10,400
          Provision for losses on accounts receivable               6,300           3,300
          Interest expense paid with common stock                   1,500              --
          Interest expense from debt discount amortization         81,800         450,100
          Employee compensation paid with common stock                 --         205,900
      Changes in operating assets and liabilities
          Accounts receivable                                    (343,700)        (25,600)
          Inventory                                                22,600         (54,100)
          Prepaid expenses                                          9,900         (61,600)
          Accounts payable                                        400,300         111,400
          Customer deposits                                        (1,000)         (1,500)
                                                             ------------    ------------
Net cash (used for) operating activities                         (137,200)       (920,800)
                                                             ------------    ------------

Investing Activities:
      Acquisition of property and equipment                       (54,900)        (18,300)
      Website development costs                                    (5,400)             --
      Trademark costs                                             (17,500)         (9,600)
      Capitalized patent costs                                   (119,500)        (43,900)
                                                             ------------    ------------
Net cash (used for) investing activities                         (197,300)        (71,800)
                                                             ------------    ------------

Financing Activities:
      Payment of bank borrowings                                       --         (12,100)
      Payment of shareholder loans                                     --        (196,100)
      Proceeds from sale of convertible notes                          --       3,377,500
                                                             ------------    ------------
Net cash provided by financing activities                              --       3,169,300
                                                             ------------    ------------

Net increase (decrease) in cash                                  (334,500)      2,176,700
Cash - beginning of period                                      2,337,200         160,500
                                                             ------------    ------------

Cash - end of period                                         $  2,002,700    $  2,337,200
                                                             ============    ============

Supplemental information:
      Interest paid during the period                        $         --    $      7,500
                                                             ============    ============
      Taxes paid during the period                           $     15,619    $      2,615
                                                             ============    ============


                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      YEARS ENDED JANUARY 31, 2005 AND 2004
                                  (AS RESTATED)


                                                 Common Stock            Additional
                                          ---------------------------     Paid-in      Accumulated       Treasury         Total
                                             Shares         Amount        Capital        Deficit          Stock           Equity
                                          ------------   ------------   ------------   ------------    ------------    ------------

Balance at January 31, 2003                  1,564,387   $      1,600   $ 10,201,200   $(10,512,400)   $    (10,400)   $   (320,000)

Shares issued as payment for:
     Various liabilities                       126,467            100        277,000                                        277,100

     Compensation to employees                 291,000            300        205,600                                        205,900

     Acquisition of investment in
     Organic Corporation of America            166,666            200        124,800                                        125,000

Issuance of warrants with notes payable                                    1,978,600                                      1,978,600

Conversion of convertible notes and
accrued interest                               635,239            600        475,800                                        476,400

Beneficial conversion feature of
convertible notes                                                          1,398,900                                      1,398,900

Net (loss), as restated                                                                  (1,559,100)                     (1,559,100)
                                          ------------   ------------   ------------   ------------    ------------    ------------

Balance at January 31, 2004                  2,783,759          2,800     14,661,900    (12,071,500)        (10,400)      2,582,800

Conversion of convertible notes and
accrued interest                               109,206            100         81,800                                         81,900

Net (loss), as restated                                                                    (332,200)             --        (332,200)
                                          ------------   ------------   ------------   ------------    ------------    ------------

Balance at January 31, 2005                  2,892,965   $      2,900   $ 14,743,700   $(12,403,700)   $    (10,400)   $  2,332,500
                                          ============   ============   ============   ============    ============    ============


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

Note 3.  Fixed Assets:
         ------------

     Fixed assets consisted of the following at January 31, 2005 and 2004, respectively:

                                                         January 31,
                                                   -----------------------
                                                      2005         2004
                                                   ----------   ----------
               Furniture, fixtures and equipment   $  173,800   $  121,900
               Leasehold improvements                  31,500       28,500
                                                   ----------   ----------
                                                      205,300      150,400
               Less:  Accumulated depreciation
                      and amortization                133,400      117,900
                                                   ----------   ----------
                                                   $   71,900   $   32,500
                                                   ==========   ==========

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

2002 8% Convertible Promissory Notes (see Note 12)
--------------------------------------------------

     In November 2002, the Company borrowed $450,000 from two individuals and issued its 8% Convertible Promissory Notes (the "2002 Notes"). Subsequent to the loan transaction, one individual became a director of the Company and the other became a director and CEO of the Company. Each of the 2002 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2002 Notes were for a term of three years. The 2002 Notes, including accrued and unpaid interest, were convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $1.25 per share. The 2002 Notes, including accrued and unpaid interest, were convertible at any time prior to maturity automatically if the Company completed an equity financing in which the Company obtained net proceeds of $2,000,000 or more, at a price that is the lower of $1.25 per share or the price per share sold in the equity financing. In connection with this transaction, the Company also issued to the investors common stock purchase warrants at a ratio of one warrant for each share to be converted. The warrants can be exercised for a three-year period at a price of $1.25 per share. In connection with the issuance by the Company of its 2003 8% Convertible Promissory Notes and common stock purchase warrants (see below), the conversion rate of the 2002 Notes and the exercise price of the related common stock purchase warrants was changed to $0.75 per share. On July 31, 2003, the outstanding balance of $450,000 and the accrued interest of $26,400 were converted into 635,239 shares of common stock of the Company (see Note 9 - "Stockholders' Equity"). See Note 12 concerning the debt discount and related amortization for the value of the warrants and conversion feature of the notes.

2003 8% Convertible Promissory Notes
------------------------------------


     From April 29, 2003 to August 31, 2003, the Company borrowed an additional $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, automatically convert at any time prior to maturity if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes will be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes will be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At January 31, 2005, the outstanding balance of the 2003 Notes was $3,052,500 (6,800 net of unamortized discount. See Note 12), and the accrued and unpaid interest was approximately $386,700. See Note 12 concerning the debt discount and related amortization for the value of the warrants and conversion feature of the notes.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005



December 2003 Convertible Promissory Notes
------------------------------------------

     In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. Subsequent to the loan transaction one individual became a director of the Company. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. Interest accrues over the three-year term at a rate (up to a maximum of ten percent) to be determined by calculating one-half percent for each increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. At January 31, 2005, the accrued and unpaid interest (accrued at the rate of 8.0%)was approximately $23,300. The notes are convertible at any time at a conversion price per share of $2.25. The notes are unsecured and may be prepaid without penalty. See Note 12 concerning the debt discount and related amortization for the value of the warrants and conversion feature of the notes.

Notes Payable (net of debt discount) at January 31, 2005 and 2004 consisted of the following:


                                                       2005         2004
                                                    ----------   ----------
     Convertible promissory note, bearing
     interest at 8% maturing at varying dates
     from April 29, through August 1, 2006          $    6,800   $      100

     Convertible promissory notes, bearing
     interest up to a maximum of 10%,
     maturing in December 2006                             100           --
                                                    ----------   ----------

                                                         6,900          100
     Less: current portion                                  --           --
                                                    ----------   ----------
     Long term portion                              $    6,900   $      100
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

Options
-------

     The following table summarizes information concerning outstanding and exercisable options at January 31, 2005 (contractual life in years):

                                  Options Outstanding                      Options exercisable
                                        Weighted         Weighted                          Weighted
                                           avg.             avg.                             avg.
                                        remaining        exercise                          exercise
     Range of prices        Number         life            price          Number             price
     ---------------      ---------     ---------        --------       ---------            ------
       $0.50-$ 3.00       2,574,100          9            $ 1.72        1,402,600            $ 1.29
       $3.01-$ 7.50          40,000          5              7.50           40,000              7.50
       $7.51-$21.88         159,940          6             21.88          159,940             21.88
  -------------------------------------------------------------------------------------------------
       $0.50-$21.88       2,774,040          8            $ 2.96        1,602,540            $ 3.50
  -------------------------------------------------------------------------------------------------

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005


Note 9.  Stockholders' Equity (continued):
         --------------------------------

     A summary of option transactions for the two years ended January 31, 2005, follows:

                                                                 Weighted
                                                                  Average
                                                  Options       option price
      ----------------------------------------------------------------------
         Outstanding at January 31, 2003            952,310            $4.72
      ----------------------------------------------------------------------
         Granted                                    646,000             1.92
         Exercised                                       --               --
         Expired or Surrendered                          --               --
      ----------------------------------------------------------------------
         Outstanding at January 31, 2004          1,598,310             3.59
      ----------------------------------------------------------------------
         Granted                                  1,221,500             2.22
         Exercised                                       --               --
         Expired or Surrendered                      45,770             4.78
      ----------------------------------------------------------------------
         Outstanding at January 31, 2005          2,774,040            $2.96
      ----------------------------------------------------------------------


Pro Forma Fair Value Disclosures
--------------------------------

     Had compensation expense for the company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the company's income from continuing operations and earnings per share for the two years ended January 31, 2005 and 2004, would have been impacted as shown in the following table:



                                          January 31, 2005      January 31, 2004
--------------------------------------------------------------------------------
Net Income (loss)
             As reported                     $  (332,200)         $(1,559,100)
             Pro forma                       $(1,292,500)         $(1,941,000)

Basic and diluted earnings per share
             As reported                     $     (0.12)         $     (0.67)
             Pro forma                       $     (0.46)         $     (0.83)
--------------------------------------------------------------------------------


Warrants
--------

     In November 2002, in connection with the issuance of its 2002 8% Convertible Promissory Notes, the Company also issued, to the investors of the Notes, common stock purchase warrants exercisable for an aggregate 600,000 shares of the Company's common stock, at $0.75 per share (see Note 12). The Warrants may be exercised at any time, and from time to time, for a period of three years from issuance (see Note 6). At January 31, 2005, none of the warrants were exercised.

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

     In July 2003, in connection with the issuance of the Company's 2003 8% convertible promissory notes, the Company also issued, to the investors of the Notes, common stock purchase warrants exercisable for an aggregate 4,170,000 shares of the Company's common stock, at $0.75 per share (see Note 12). The Warrants may be exercised at any time, and from time to time, for a period of three years from issuance (see Note 6). At January 31, 2005, none of the warrants were exercised.

     In December 2003, in connection with the issuance of the Company's 2003 convertible promissory notes, the Company also issued, to the private investors of the Notes, common stock purchase warrants exercisable for an aggregate 111,111 shares of the Company's common stock, at $3.00 per share (see Note 12). The Warrants may be exercised at any time, and from time to time, for a period of three years from issuance (see Note 6). At January 31, 2005, none of the warrants were exercised.

2000 Long-Term Incentive Stock Plan
-----------------------------------

     On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the Plan). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR's) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At January 31, 2005, 240,000 option grants were outstanding under the Plan.

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

Note 12. Restatement:
         -----------


     As discussed in Note 6 - Notes Payable, the Company received $3,377,500 and $450,000 from the issuance of convertible promissory notes during the years ended January 31, 2004 and 2003, respectively. In connection with these notes, the Company issued common stock purchase warrants. The Company has determined a debt discount and additional paid-in capital of $2,258,500 should be recorded for the portion of the proceeds allocated to the fair value of the warrants. This discount is amortized over the three-year term of the notes and charged to interest expense. The financial statements have been restated to reflect this debt discount, the related amortization expense and additional paid-in capital. The additional amortization increased the net loss by $4,000 and $100 for the years ended January 31, 2005 and 2004, respectively.

     Further, in accordance with FASB Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, as amended by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has determined that at the time of issuance of the notes a beneficial conversion feature existed. The conversion price per share was lower than the last sale price of the Company's stock on the OTC Bulleting Board on the relevant commitment date. Accordingly, the difference of $1,569,000 should have been accounted for as a discount to the debt issue. This discount is amortized over the three-year term of the notes and charged to interest expense. The financial statements have been restated to reflect this debt discount, the related amortization expense and additional paid-in capital. The additional amortization increased the net loss by $2,900 for the year ended January 31, 2005. The additional amortization had no effect upon the net loss for the year ended January 31, 2004.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005


Note 12. Restatement (continued):
         -----------------------


         The effect of the restatement on the opening balances at February 1, 2003 is to increase paid in capital by $450,000 and to record on the balance sheet a debt discount of $450.000.

         During the years ended January 31, 2005 and 2004, certain of the notes were converted in accordance with their terms into the Company's common stock. The unamortized debt discount of the converted notes was $74,900 and $450,000, in each year respectively. The financial statements have been restated to reflect a charge to interest expense for the unamortized debt discount of these converted notes.

         The restatement for the fair value of the warrants and the beneficial conversion feature of the notes has no effect on the Company's actual or reported cash flow. The restatement does, however, affect the Company's stated net income and loss per share for the years ended January 31, 2005 and 2004. The impact of this correction through January 31, 2005 is to increase additional paid in capital by $3,827,500 and to increase accumulated deficit by $531,900. The interest expense is not deductible for tax purposes. As a result, this adjustment has no effect on the Company's net operating loss carryforward or deferred tax asset. Additionally, the unamortized debt discount at January 31, 2005 is $3,295,600 and is reported as a reduction to the balance of convertible notes payable.


         The restatements for the interim periods ended April 30, 2004, July 31, 2004 and October 31, 2004 and the year ended January 31, 2005 are summarized as follows:




Balance sheets:
--------------------------
                                 April 30, 2004             July 31, 2004           October 31, 2004           January 31, 2005
                            ------------------------- ------------------------- ------------------------- --------------------------
                             Previously       As       Previously       As       Previously       As        Previously      As
                              reported     restated     reported     restated     reported     restated      reported    restated
                            ------------------------- ------------------------- ------------------------- --------------------------
Total assets                $  2,970,300 $  2,970,300 $  3,021,100 $  3,021,100 $  2,992,700 $  2,992,700 $  3,056,600 $  3,056,600

Convertible notes payable      3,377,500          300    3,377,500          900    3,340,000        2,500    3,302,500        6,900

Total liabilities              3,830,200      453,000    3,905,200      528,600    3,937,600      600,100    4,019,700      724,100

Additional paid-in capital    10,834,400   14,661,900   10,834,400   14,661,900   10,874,900   14,702,400   10,916,200   14,743,700

Accumulated deficit          (11,686,700) (12,137,000) (11,710,900) (12,161,800) (11,812,200) (12,302,200) (11,871,800) (12,403,700)

Total stockholders equity
(deficit)                       (859,900)   2,517,300     (884,100)   2,492,500     (944,900)   2,392,600     (963,100)   2,332,500

Total liabilities and
stockholders' equity           2,970,300    2,970,300    3,021,100    3,021,100    2,992,700    2,992,700    3,056,600    3,056,600

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005


Note 12. Restatement (continued):
         -----------------------


Statements of operations:
------------------------

                                Three months ended              Three months ended               Three months ended
                                   April 30, 2004                  July 31, 2004                  October 31, 2004
                            ----------------------------    ----------------------------    ----------------------------
                             Previously          As          Previously          As          Previously          As
                              Reported        Restated        Reported        Restated        Reported        Restated
                            ------------    ------------    ------------    ------------    ------------    ------------
Interest expense, net       $    (66,600)   $    (66,800)   $    (67,700)   $    (68,300)   $    (67,200)   $   (106,300)
Net loss                         (65,300)        (65,500)        (24,200)        (24,800)       (101,300)       (140,400)
Loss per share, basic and
diluted                            (0.02)          (0.02)          (0.01)          (0.01)          (0.04)          (0.05)


                                  Six months ended               Nine months ended                    Year Ended
                                   July 31, 2004                 October 31, 2004                  January 31, 2005
                            ----------------------------    ----------------------------    ----------------------------
                             Previously          As          Previously          As          Previously          As
                              Reported        Restated        Reported        Restated        Reported        Restated
                            ------------    ------------    ------------    ------------    ------------    ------------
Interest expense, net       $   (134,400)   $   (135,100)   $   (201,600)   $   (241,400)   $   (268,700)   $   (350,500)
Net loss                         (89,500)        (90,300)       (190,800)       (230,700)       (250,400)       (332,200)
Loss per share, basic and
diluted                            (0.03)          (0.03)          (0.07)          (0.08)          (0.09)          (0.12)

     In accordance with the accounting pronouncements as discussed above the Company has calculated discounts to the convertible notes for the value of the warrants (as determined using the Black-Scholes pricing model) and for the intrinsic value of the conversion features (using the most recent quoted market price of the Companys common stock prior to the issuance of each note). The discounts recorded by the Company are equal to the face value of the notes on the date of issuance. Accordingly, the net carrying value of the notes on the date of issuance is zero. Further, in accordance with the accounting pronouncements and based upon the terms of the notes, the Company is required to accrete the discounts over the term of the notes using the effective interest rate method. This results in accreting the discounts in a manner that increases the net carrying value of the notes from zero to their face value over the three-year term of the notes at a constant calculated interest rate. The rates calculated to achieve this accretion range from 367.4% to 567.3%. Additionally, upon the conversion of a note, the Company is required to record a charge to interest expense for the remaining unamortized discount corresponding to the converted note.

     As a result, if no notes are converted between the balance sheet date and the maturity date of the notes, the Company will record non-cash charges to interest expense as follows:

                     Accounting Period                          Non-cash
                                                             Interest Charge
           Quarter Ended April 30, 2005                        $   13,800
           Quarter Ended July 31, 2005                             40,700
           Quarter Ended October 31, 2005                         121,000
           Quarter Ended January 31, 2006                         363,100
           Quarter Ended April 30, 2006                         1,096,900
           Quarter Ended July 31, 2006                          1,529,200
           Quarter Ended October 31, 2006                          80,800
           Quarter Ended January 31, 2007                         124,700
           Total Future Non-cash Interest Charges              $3,370,200



Note 13. Major Customers:
         ---------------

     For the years ended January 31, 2005 and 2004, one customer was responsible for approximately $1,475,100 and $1,354,900 in sales, representing 31% and 62% of the Company's sales, respectively.


Note 14. Quarterly Results of Operations (unaudited):
         -------------------------------------------

     Below is a summary of the quarterly results of operations (as restated - see Note 12) for each quarter of the years ended January 31, 2005 and 2004:


2005                      First         Second          Third          Fourth
----                   -----------    -----------    -----------    -----------
Sales                  $ 1,240,700    $ 1,116,800    $ 1,091,100    $ 1,278,800
Gross Profit               605,100        552,000        584,700        677,800
Net Income (loss)          (65,500)       (24,800)      (140,400)      (101,500)

Net Income (loss) per
common share                 (0.02)         (0.01)         (0.05)         (0.04)

2004
----
Sales                  $   236,000    $   620,700    $   784,700    $   532,000
Gross Profit               120,400        303,900        379,600        242,000
Net Income (loss)         (529,100)      (593,400)      (166,200)      (270,400)

Net Income (loss) per
common share                 (0.30)         (0.30)         (0.06)         (0.10)

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number                 Exhibit Description
--------------                 -------------------

3.1(1) Certificate of Incorporation of Medical Nutrition USA, Inc., dated March 23, 2003

3.2(2)              Bylaws of Medical Nutrition USA, Inc., as adopted March 7,
                    2003

4.1 (3)             Common Stock Purchase Warrant dated November 5, 2002

4.2 (4)             Common Stock Purchase Warrant dated November 5, 2002

4.3 (5)             Form of Common Stock Purchase Warrants dated April - June,
                    2002

4.4 (6) Form of convertible 8% Notes dated July 31, 2003 between Medical Nutrition USA, Inc.and certain investors

4.5 (7) Form of Common Stock Purchase Warrant dated July 31, 2003 between Medical Nutrition USA, Inc. and certain investors

10.1 (8)            2000 Long term Incentive Plan

10.2 (9)            2003 Omnibus Equity Incentive Plan

10.3 (10)           Employment Agreement dated March 1, 2003 by and between
                    Medical Nutrition USA, Inc. and Francis A. Newman

10.4 (11)           Employment Agreement dated January 1, 2003 by and between
                    Medical Nutrition USA, Inc. and Arnold M. Gans

10.5 (12)           Employment Agreement dated January 1, 2003 by and between
                    Medical Nutrition USA, Inc. and Myra D. Gans

10.6 (13)           Form of Subscription Agreement dated July 31, 2003 between
                    Medical Nutrition USA, Inc. and Organics Corporation of
                    America

10.7  (14)          Form of Subscription Agreement dated July 31, 2003 between
                    Organics Corporation of America and Medical Nutrition USA,
                    Inc.

10.8 (15 )          Office Lease dated October 4, 1984 by and between Medical
                    Nutrition, Inc., a predecessor of Medical Nutrition USA,
                    Inc. and Van Brunt Associates, L.P.

10.9 (16)           First Amendment to Office Lease dated October 24, 1994 by
                    and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and Van Brunt Associates, LP

10.10 (17)          Lease Extension Letter Agreement dated November 17, 1999 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and First Industrial Realty
                    Trust, Inc.

10.11(18)           Second Amendment to Office Lease dated September 9, 2004 by and between Medical Nutrition USA, Inc. and The Realty
                    Associates Fund VI, L.P.

21.1(19)            Subsidiaries of Medical Nutrition USA, Inc.

31.1*               Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                    Officer

31.2*               Rule 13a-14(a)/15d-14(a) Certification of Principal
                    Accounting Officer

32.1*               Certificate of Chief Executive Officer pursuant to 18 U.S.C.
                    Section 1350.

32.2* Certificate of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

* Filed herewith.

     (1) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2005.
     (2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2005.
     (3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002.
     (4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.
     (5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.
     (6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003
     (7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003
     (8) Incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be held October 19, 2000.
     (9) Incorporated by reference from the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be held June 8, 2004.
     (10) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.
     (11) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.
     (12) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.
     (13) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.
     (14) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.
     (15) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.
     (16) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.
     (17) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003
     (18) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005
     (19) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005