Form 10QSB/A
period 2005-04-30
MEDICAL NUTRITION USA INC
filed 2006-03-23
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                  FORM 10-QSB/A
                                (AMENDEMNT NO.1)

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
            ---------------------------------------------------------
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

Check whether the issuer(i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

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

                2,904,965 shares of Common Stock at June 3, 2005

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-QSB/A is to restate the audited financial statements of Medical Nutrition USA, Inc. (the "Company," "we" or "our") for the fiscal period ended January 31, 2005, filed with the Securities and Exchange Commission ("SEC") on April 1, 2005 and the unaudited financial statement of the Company for the three months ended April 30, 2005, filed with the SEC on June 13, 2005 to reflect additional debt discount, interest expense and additional paid-in capital due to detachable warrants and a beneficial conversion feature contained in the Company's 2002 8% Convertible Notes, 2003 8% Convertible Notes, and the December 2003 Convertible Notes.

The Items which are amended and restated herein are:

1. Part I, Item 1 - Financial Statements (including applicable footnotes);
2. Part I, Item 2 - Management's Discussion and Analysis or Plan of Operation
3. Part I, Item 3 - Controls and Procedures; and
4. Part II, Item 6 - Exhibits

Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-QSB/A does not reflect events occurring after the June 13, 2005 filing of our Quarterly Report on Form 10-QSB in any way, except as those required to reflect the effects of this restatement of our financial statements for the periods presented, as deemed necessary in connection with the completion of restated financial statements.

The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2005 in the form filed with the SEC on June 13, 2005. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. Our periodic reports filed with the SEC subsequent to the original date of our Form 10-QSB filing should be read in conjunction with this amended Form 10-QSB.

                           MEDICAL NUTRITION USA, INC.

                              FORM 10QSB/A - INDEX


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

PART II.OTHER INFORMATION

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

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           MEDICAL NUTRITION USA, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                          APRIL         JANUARY
                                                                         30, 2005       31, 2005
                                                                       ------------    ------------
                                                                        (Unaudited)      (Audited)
ASSETS                                                                    (Restated - See Note 12)
Current Assets:
     Cash                                                              $  2,029,000    $  2,002,700
     Accounts receivable, net of allowance of $16,100 and
     $9,600 at April 30, 2005 and January 31, 2005, respectively            628,300         498,900
     Inventories                                                             79,300          71,300
     Other current assets                                                    27,000          65,800
                                                                       ------------    ------------
     Total current assets                                                 2,763,600       2,638,700

     Fixed assets, net of accumulated depreciation of
     $138,700 and $133,400, respectively                                     73,500          71,900

Other assets:
     Security Deposits                                                       15,300          15,300
     Investment in Organics Corporation of America                          125,000         125,000
     Intangible assets, net of amortization                                 245,700         205,700
                                                                       ------------    ------------

                                                                       $  3,223,100    $  3,056,600
                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                             $    418,800    $    307,200
     Convertible promissory notes                                             8,800               -
     Accrued interest payable                                               142,200               -
                                                                       ------------    ------------
     Total current liabilities                                              569,800         307,200

Non-current Liabilities:
     Convertible promissory notes                                            11,300           6,900
     Accrued interest payable                                               304,100         410,000
                                                                       ------------    ------------
     Total Liabilities                                                      885,200         724,100
                                                                       ------------    ------------

Shareholders' Equity:
     Common stock, $0.001 par value; 20,000,000 shares
     authorized; 2,904,965 and 2,892,965 issued and outstanding
     at April 30, 2005 and January 31, 2005, respectively                     2,900           2,900
     Additional paid-in-capital                                          14,752,700      14,743,700
     Accumulated deficit                                                (12,407,300)    (12,403,700)
                                                                       ------------    ------------
                                                                          2,348,300       2,342,900
     Less: treasury stock, at cost                                          (10,400)        (10,400)
                                                                       ------------    ------------
     Total stockholders' equity (deficit)                                 2,337,900       2,332,500
                                                                       ------------    ------------
                                                                       $  3,223,100    $  3,056,600
                                                                       ============    ============


            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     --------------------------
                                                         THREE MONTHS ENDED
                                                              APRIL 30,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
                                                     (Restated - See Note 12)

Sales                                                $ 1,547,500    $ 1,240,700
Cost of sales                                            732,000        635,600

                                                     -----------    -----------
Gross profit                                             815,500        605,100
                                                     -----------    -----------

Selling, general and administrative expenses             781,300        611,000

                                                     -----------    -----------
Operating income (loss)                                   34,200         (5,900)
                                                     -----------    -----------

Other income (expense):
    Interest income                                       11,700          7,200
    Interest expense                                     (49,500)       (66,800)

                                                     -----------    -----------
Total other income (expense)                             (37,800)       (59,600)
                                                     -----------    -----------

Net (loss)                                           $    (3,600)   $   (65,500)
                                                     ===========    ===========

Basic and diluted Per Share Data:
Net (loss)                                           $     (0.00)   $     (0.02)
                                                     ===========    ===========

Weighted average number of shares outstanding          2,904,695      2,783,759
                                                     ===========    ===========


            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         THREE MONTHS ENDED
                                                                              APRIL 30,
                                                                     ----------------------------
                                                                         2005            2004
                                                                     ------------    ------------
Operating Activities:                                                  (Restateed - See Note 12)
      Net (loss)                                                     $     (3,600)   $    (65,500)
      Adjustments to reconcile net cash provided by (used for)
           operating activities:
           Depreciation and amortization expense                            6,100           3,400
           Provision for losses on accounts receivable                      6,500               -
           Interest expense from debt discount amortization                13,200             200
      Changes in operating assets and liabilities:
           Accounts receivable                                           (135,900)       (563,800)
           Inventory                                                       (8,000)        (18,100)
           Prepaid expenses                                                39,100          12,900
           Accounts payable                                               147,900         116,200
           Customer deposits                                                    -          13,300
                                                                     ------------    ------------
Net cash provided by (used for) operating activities                       65,300        (501,400)
                                                                     ------------    ------------

Investing Activities:
      Acquisition of property and equipment                                (6,900)         (1,800)
      Trademark costs                                                           -          (4,600)
      Capitalized patent costs                                            (41,100)         (7,700)
      Payment of security deposits                                              -          (7,400)
                                                                     ------------    ------------
Net cash (used for) investing activities                                  (48,000)        (21,500)
                                                                     ------------    ------------

Financing Activities:
      Proceeds from exercise of options                                     9,000               -
                                                                     ------------    ------------
Net cash provided by financing activities                                   9,000               -
                                                                     ------------    ------------

Net increase (decrease) in cash                                            26,300        (522,900)
Cash - beginning of period                                              2,002,700       2,337,200
                                                                     ------------    ------------

Cash - end of period                                                 $  2,029,000    $  1,814,300
                                                                     ============    ============

Supplemental information:
      Taxes paid during the period                                   $      1,434    $          -
                                                                     ============    ============


            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED APRIL 30, 2005
                            (Restated - See Note 12)
                                   (Unaudited)


                                    Common Stock
                              ----------------------------     Additional     Accumulated      Treasury         Total
                                 Shares          Amount     Paid-in-capital     Deficit          Stock          Equity
                              ------------    ------------  ---------------  ------------    ------------    ------------
Balance at January 31, 2005      2,892,965    $      2,900    $ 14,743,700   $(12,403,700)   $    (10,400)   $  2,332,500

Exercise of options                 12,000               -           9,000                                          9,000

Net (loss)                                                                         (3,600)                         (3,600)
                              ------------    ------------    ------------   ------------    ------------    ------------

Balance at April 30, 2005        2,904,965    $      2,900    $ 14,752,700   $(12,407,300)   $    (10,400)   $  2,337,900
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

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005

Note 3. Fixed Assets:
        ------------

     Fixed assets consisted of the following at April 30, 2005 and January 31, 2005, respectively:

                                                        April 30,   January 31,
                                                          2005         2005
                                                       ----------   ----------
          Furniture, fixtures and equipment            $  180,600   $  173,700
          Leasehold improvements                           31,600       31,600
                                                       ----------   ----------
                                                          212,200      205,300
          Less: Accumulated depreciation and
                amortization                              138,700      133,400
                                                       ----------   ----------
                                                       $   73,500   $   71,900
                                                       ==========   ==========

Note 4. Intangible Assets:
        -----------------

     Intangible assets consisted of the following at April 30, 2005 and January 31, 2005, respectively:

                                                        April 30,   January 31,
                                                          2005         2005
                                                       ----------   ----------
          Patent application costs                     $  204,400   $  163,300
          Trademarks                                       40,500       40,800
          Website development costs                         6,300        6,300
                                                       ----------   ----------
                                                          251,200      210,400
          Less: Accumulated amortization                    5,500        4,700
                                                       ----------   ----------
                                                       $  245,700   $  205,700
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

Note 6. Notes Payable:
        -------------

2003 8% Convertible Promissory Notes (see Note 12)
--------------------------------------------------

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

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005

Note 6. Notes Payable (continued):
        -------------------------


into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants for each share to be converted. The warrants can be exercised for a three-year period at a price of $.75 per share. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At April 30, 2005, the outstanding balance of the 2003 Notes was $3,052,500 ($20,100 net of unamortized debt discount, see Note 12 to the consolidated financial statements). and the accrued and unpaid interest was approximately $446,300. See Note 12 concerning the debt discount and related amortization for the value of the warrants and conversion feature of the notes.


December 2003 Convertible Promissory Notes (see Note 12)
--------------------------------------------------------


     In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. Interest was to accrue over the three-year term at a rate (up to a maximum of ten percent) to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales will not exceed projected sales as set forth in the notes, no interest will be accrued and any interest previously accrued has been reversed. The notes are convertible at any time at a conversion price per share of $2.25. The notes are unsecured and may be prepaid without penalty. At April 30, 2005, the outstanding balance of the loans was $250,000 ($200 net of unamortized debt discount, see Note 12 to the consolidated financial statements). See Note 12 concerning the debt discount t and related amortization for the value of the warrants and conversion feature of the notes.


     Notes Payable net of debt discount (see Note 12) at April 30, 2005 consisted of the following:


                Convertible promissory note, bearing
                interest at 8% maturing at varying dates
                from April 29, through August 1, 2006.          $   20,100

                Convertible promissory note, maturing
                in December 2006                                       200
                                                               -----------

                                                                    20,300
                Less: current portion                                9,000
                                                               -----------
                Long term portion                               $   11,300
                                                               ===========


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

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005

Note 7. Lease Commitments (continued):
        -----------------------------

     The future minimum annual rental payments are as follows:

               Years Ended January 31,

                        2006                    $   82,700
                        2007                       112,600
                        2008                       115,000
                        2009                       117,400
                        2010                       109,800
                                                ----------
                                                $  537,500
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

     The future minimum annual rental payments are as follows:

              Years Ended January 31,

                        2006                    $    7,800
                        2007                         7,500
                        2008                         4,300
                        2009                           900
                        2010                           600
                                                ----------
                                                $   21,100
                                                ==========

Note 8. Stockholders' Equity:
        --------------------

Options
-------

     A summary of option transactions for the three months ended April 30, 2005, follows:

                                                                   Weighted
                                                                    Average
                                                    Options      option price
      -------------------------------------------------------------------------
           Outstanding at January 31, 2005         2,774,040          $2.96
      -------------------------------------------------------------------------
           Granted                                     7,500           2.75
           Exercised                                 (12,000)          0.75
           Expired or Surrendered                          -              -
      -------------------------------------------------------------------------
           Outstanding at April 30, 2005           2,769,540          $2.97
      -------------------------------------------------------------------------

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

Note 12. Restatements:
         ------------


As discussed in Note 6 - Notes Payable, the Company received $3,377,500 and $450,000 from the issuance of convertible promissory notes during the years ended January 31, 2004 and 2003, respectively. In connection with these notes, the Company issued common stock purchase warrants. The Company has determined a debt discount and additional paid-in capital of $2,258,500 should be recorded for the portion of the proceeds allocated to the fair value of the warrants. This discount is amortized over the three-year term of the notes and charged to interest expense. The financial statements have been restated to reflect this debt discount, the related amortization expense and additional paid-in capital. The additional amortization increased the net loss by $7,600 and $100 for the three months ended April 30, 2005 and 2004, respectively.

Further, in accordance with FASB Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, as amended by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has determined that at the time of issuance of the notes a beneficial conversion feature existed. The conversion price per share was lower than the last sale price of the Company's stock on the OTC Bulletin Board on the relevant commitment date. Accordingly, the difference of $1,569,000 should have been accounted for as a discount to the debt issue. This discount is amortized over the three-year term of the notes and charged to interest expense. The financial statements have been restated to reflect this debt discount, the related amortization expense and additional paid-in capital. The additional amortization increased the net loss by $5,600 and $100 for the three months ended April 30, 2005 and 2004, respectively.

During the years ended January 31, 2005 and 2004, certain of the notes were converted in accordance with their terms into the Company's common stock. The unamortized debt discount of the converted notes was $74,900 and $450,000, in each year respectively. The financial statements have been restated to reflect a charge to interest expense for the unamortized debt discount of these converted notes. During the three months ended April 30, 2005 and 2004, none of the notes were converted.

The restatement for the fair value of the warrants and the beneficial conversion feature of the notes has no effect on the Company's actual or reported cash flow. The restatement does, however, affect the Company's stated net income and loss per share for the three months ended April 30, 2005 and 2004. The impact of this correction through April 30, 2005 is to increase additional paid in capital by $3,827,500 and to increase accumulated deficit by $545,100. The interest expense is not deductible for tax purposes. As a result, this adjustment has no effect on the Company's net operating loss carryforward or deferred tax asset. Additionally, the unamortized debt discount at April 30, 2005 is $3,282,400 and is reported as a reduction to the balance of convertible notes payable.

     In accordance with the accounting pronouncements as discussed above the Company has calculated discounts to the convertible notes for the value of the warrants (as determined using the Black-Scholes pricing model) and for the intrinsic value of the conversion features (using the most recent quoted market price of the Company's common stock prior to the issuance of each note). The discounts recorded by the Company are equal to the face value of the notes on the date of issuance. Accordingly, the net carrying value of the notes on the date of issuance is zero. Further, in accordance with the accounting pronouncements and based upon the terms of the notes, the Company is required to accrete the discounts over the term of the notes using the effective interest rate method. This results in accreting the discounts in a manner that increases the net carrying value of the notes from zero to their face value over the three-year term of the notes at a constant calculated interest rate. The rates calculated to achieve this accretion range from 367.4% to 567.3%. Additionally, upon the conversion of a note, the Company is required to record a charge to interest expense for the remaining unamortized discount corresponding to the converted note.

     As a result, if no notes are converted between the balance sheet date and the maturity date of the notes, the Company will record non-cash charges to interest expense as follows:

                                                          Non-cash
               Accounting Period                       Interest Charge

        Quarter Ended July 31, 2005                       $   40,700
        Quarter Ended October 31, 2005                       121,000
        Quarter Ended January 31, 2006                       363,100
        Quarter Ended April 30, 2006                       1,096,900
        Quarter Ended July 31, 2006                        1,529,200
        Quarter Ended October 31, 2006                        80,800
        Quarter Ended January 31, 2007                       124,700
        Total Future Non-cash Interest Charges            $3,356,400


ITEM 2.  Management's Discussion and Analysis or Plan of Operations

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


     Interest expense was $49,500 for the three months ended April 30, 2005 and interest income was $11,700 as compared to $66,800 and $7,200, respectively, for the three months ended April 30, 2004. The decrease in interest expense was primarily due to a recalculation of the accrued interest for the convertible notes and a resulting adjustment of $28,100 offset by the amortization of debt discount which increased from $200 to $13,200 (See Note 12, to the condensed consolidated financial statements) (See Liquidity and Capital Resources below) .


     For the three months ended April 30, 2005, the Company had operating income of $34,200 as compared to an operating loss of $5,900 for the three months ended April 30, 2004. The operating income was primarily due to an increase in gross profit resulting from increased sales of branded products.


     The Company incurred a net loss for the three months ended April 30, 2005 of $3,600 or $(.00) per share compared to a net loss for the three months ended April 30, 2004 of $65,500 or ($.02) per share.


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


     From April 29, 2003 to August 31, 2003, the Company borrowed $3,127,500 from various individuals and issued its 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, automatically convert at any time prior to maturity if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a conversion rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes will be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes will be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At April 30, 2005, the outstanding balance of the 2003 Notes was $3,052,500 ($20,100 net of unamortized debt discount, see Note 12 to the condensed consolidated financial statements).and the accrued and unpaid interest was approximately $446,300.

     In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. Interest was to accrue over the three-year term at a rate (up to a maximum of ten percent) to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales will not exceed projected sales as set forth in the notes, no interest will be accrued and any interest previously accrued has been reversed. The notes are convertible at any time at a conversion price of $2.25 per share. The notes are unsecured and may be prepaid without penalty. At April 30, 2005, the outstanding balance of the 2003 Notes was $250,000 ($200 net of unamortized debt discount, (See Note 12 to the condensed consolidated financial statements).


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

ITEM 3. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. In connection with the Form 10-QSB for the fiscal quarter ended April 30, 2005 originally filed by the Company, as required under Rule 13a-15(e) of the Exchange Act, the Company's management, including its Chief Executive Officer and Principal Accounting Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2005.

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

The above restatements are described in more detail in Note 12 to the condensed consolidated financial statements included in this Form 10-QSB/A.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting during the fiscal quarter ended April 30, 2005.

Controls over the application of accounting policies are within the scope of disclosure controls. Therefore, management has concluded that there were material weaknesses in the Company's disclosure controls as of April 30, 2005. The Company believes that the material weaknesses related to the issues described above have been remediated as a result of processes that have been implemented subsequent to April 30, 2005, including the hiring of a financial controller in September 2005.

In connection with the filing of this Form 10-QSB/A, the Company's management, including the Chief Executive Officer and Principal Accounting Officer, has re-evaluated the effectiveness of the Company's disclosure controls and procedures as of April 30, 2005. Because of the material weakness discussed above, the Company's Chief Executive Officer and Principal Accounting Officer have now concluded that the Company's disclosure controls and procedures were not effective as of April 30, 2005.

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

     None.

ITEM 5. Other Information
-------------------------

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


                                        MEDICAL NUTRITION USA, INC.


Dated: March 23, 2006
       --------------

                                        By: /s/ FRANCIS A. NEWMAN
                                            ------------------------------------
                                            Francis A. Newman
                                            Chief Executive Officer