Form 10QSB/A
period 2005-07-31
MEDICAL NUTRITION USA INC
filed 2006-03-23
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

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


               --------------------------------------------------
                   (FORMER NAME, IF CHANGED SINCE LAST REPORT)

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

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                      Applicable Only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              2,904,965 shares of Common Stock at September 9, 2005

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-QSB/A is to restate the audited financial statements of Medical Nutrition USA, Inc. (the "Company," "we" or "our") for the fiscal period ended January 31, 2005, filed with the Securities and Exchange Commission ("SEC") on April 1, 2005 and the unaudited financial statement of the Company for the six months ended July 31, 2005, filed with the SEC on September 12, 2005 to reflect additional debt discount, interest expense and additional paid-in capital due to detachable warrants and a beneficial conversion feature contained in the Company's 2002 8% Convertible Notes, 2003 8% Convertible Notes, and the December 2003 Convertible Notes.

The Items which are amended and restated herein are:

1. Part I, Item 1 - Financial Statements (including applicable footnotes);
2. Part I, Item 2 - Management's Discussion and Analysis or Plan of Operation
3. Part I, Item 8A - Controls and Procedures; and
4. Part II, Item 6 - Exhibits

Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-QSB/A does not reflect events occurring after the September 12, 2005 filing of our Quarterly Report on Form 10-QSB in any way, except as those required to reflect the effects of this restatement of our financial statements for the periods presented, as deemed necessary in connection with the completion of restated financial statements.

The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 2005 in the form filed with the SEC on September 12, 2005. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. Our periodic reports filed with the SEC subsequent to the original date of the Form 10-QSB filing should be read in conjunction with this amended Form 10-QSB.

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

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           MEDICAL NUTRITION USA, INC.

                                 BALANCE SHEETS


                                                                           JULY          JANUARY
                                                                         31, 2005        31, 2005
                                                                       ------------    ------------
                                                                        (Unaudited)      (Audited)
ASSETS                                                                   (Restated - See Note 12)
Current Assets:
      Cash                                                             $  2,018,300    $  2,002,700
      Accounts receivable, net of allowance of $20,900 and
      $9,600 at July 31, 2005 and January 31, 2005, respectively            675,500         498,900
      Inventories                                                           208,800          71,300
      Other current assets                                                   95,300          65,800
                                                                       ------------    ------------

      Total current assets                                                2,997,900       2,638,700

      Fixed assets, net of accumulated depreciation of
      $144,900 and $133,400, respectively                                    87,100          71,900

Other assets:
      Security Deposits                                                      15,300          15,300
      Investment in Organics Corporation of America                         125,000         125,000
      Intangible assets, net of amortization                                277,700         205,700
                                                                       ------------    ------------

                                                                       $  3,503,000    $  3,056,600
                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued expenses                            $    539,800    $    307,200
      Convertible promissory notes                                           58,900               -
      Accrued interest payable                                              510,100               -
                                                                       ------------    ------------

      Total current liabilities                                           1,108,800         307,200
Non-current Liabilities:
      Convertible promissory notes                                              700           6,900
      Accrued interest payable                                                    -         410,000
                                                                       ------------    ------------
      Total Liabilities                                                   1,109,500         724,100
                                                                       ------------    ------------

Shareholders' Equity:
      Common stock, $0.001 par value; 20,000,000 shares
      authorized; 2,904,965 and 2,892,965 issued and outstanding
      at July 31, 2005 and January 31, 2005, respectively                     2,900           2,900
      Additional paid-in-capital                                         14,752,700      14,743,700
      Accumulated defecit                                               (12,351,700)    (12,403,700)
                                                                       ------------    ------------
                                                                          2,403,900       2,342,900
      Less: treasury stock, at cost                                         (10,400)        (10,400)
                                                                       ------------    ------------
      Total stockholders' equity (deficit)                                2,393,500       2,332,500
                                                                       ------------    ------------
                                                                       $  3,503,000    $  3,056,600
                                                                       ============    ============


            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Undaudited)


                                                         SIX MONTHS ENDED               THREE MONTHS ENDED
                                                              JULY 31,                       JULY 31,
                                                    ----------------------------    ----------------------------
                                                        2005            2004            2005            2004
                                                    ------------    ------------    ------------    ------------
                                                      (Restated - See Note 12)        (Restated - See Note 12)
Sales                                               $  3,473,100    $  2,357,500    $  1,925,700    $  1,116,900
Cost of Sales                                          1,665,700       1,200,400         933,800         571,800
                                                    ------------    ------------    ------------    ------------
Gross Profit                                           1,807,400       1,157,100         991,900         545,100
                                                    ------------    ------------    ------------    ------------

Selling, general and administrative expenses           1,628,600       1,127,300         847,300         509,600
                                                    ------------    ------------    ------------    ------------
Operating Income                                         178,800          29,800         144,600          35,500
                                                    ------------    ------------    ------------    ------------

Other income (expense):
    Interest income                                       26,000          15,100          14,300           8,000
    Interest expense                                    (152,800)       (135,200)       (103,300)        (68,300)
                                                    ------------    ------------    ------------    ------------
Total other income (expense)                            (126,800)       (120,100)        (89,000)        (60,300)
                                                    ------------    ------------    ------------    ------------

Net income (loss)                                   $     52,000    $    (90,300)   $     55,600    $    (24,800)
                                                    ============    ============    ============    ============

Basic and Diluted Per Share Data:
Net income (loss)                                   $       0.02    $      (0.03)   $       0.02    $      (0.01)
                                                    ============    ============    ============    ============

Weighted average number of shares outstanding          2,904,965       2,783,759       2,904,965       2,783,759
                                                    ============    ============    ============    ============


            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          SIX MONTHS ENDED
                                                                               JULY 31,
                                                                     ----------------------------
                                                                         2005            2004
                                                                     ------------    ------------
Operating Activities:                                                  (Restated - See Note 12)
      Net Income (Loss)                                              $     52,000    $    (90,300)
      Adjustments to reconcile net cash provided by (used for)
      operating activities:
           Depreciation and amortization expense                           13,000           7,200
           Provision for losses on accounts receivable                      6,500               -
           Interest expense from debt discount amortization                52,700             900
      Changes in operating assets and liabilities:
           Accounts receivable                                           (183,100)       (419,500)
           Inventory                                                     (137,500)        (16,300)
           Prepaid expenses                                               (33,200)         46,700
           Accounts payable                                               332,700         203,500
           Customer deposits                                                    -             900
                                                                     ------------    ------------
Net cash provided by (used for) operating activities                      103,100        (266,900)
                                                                     ------------    ------------

Investing Activities:
      Acquisition of property and equipment                               (26,700)        (15,400)
      Trademark costs                                                           -          (6,800)
      Capitalized patent costs                                            (69,800)        (12,600)
      Payment of security deposits                                              -          (7,400)
                                                                     ------------    ------------
Net cash (used for) investing activities                                  (96,500)        (42,200)
                                                                     ------------    ------------

Financing Activities:
      Proceeds from exercise of options                                     9,000               -
                                                                     ------------    ------------
Net cash provided by financing activities                                   9,000               -
                                                                     ------------    ------------

Net increase (decrease) in cash                                            15,600        (309,100)
Cash - beginning of period                                              2,002,700       2,337,200
                                                                     ------------    ------------

Cash - end of period                                                 $  2,018,300    $  2,028,100
                                                                     ============    ============

Supplemental information:
      Taxes paid during the period                                   $      3,870    $      9,900
                                                                     ============    ============


            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JULY 31, 2005
                            (Restated - See Note 12)
                                   (Unaudited)


                                        Common Stock
                                 ---------------------------   Additional      Accumulated      Treasury         Total
                                    Shares         Amount     Paid-in-capital    Deficit         Stock           Equity
                                 ------------   ------------  --------------- ------------    ------------    ------------
Balance at January 31, 2005         2,892,965   $      2,900   $ 14,743,700   $(12,403,700)   $    (10,400)   $  2,332,500

Exercise of options                    12,000          9,000              -              -               -           9,000

Net Income                                  -              -              -         52,000               -          52,000
                                 ------------   ------------   ------------   ------------    ------------    ------------

Balance at July 31, 2005            2,904,965   $      2,900   $ 14,752,700   $(12,351,700)   $    (10,400)   $  2,393,500
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

Note 3. Fixed Assets:
        ------------

     Fixed assets consisted of the following at July 31, 2005 and January 31, 2005, respectively:

                                                         July 31,    January 31,
                                                           2005         2005
                                                        ----------   ----------
     Furniture, fixtures and equipment                  $  184,900   $  173,700
     Leasehold improvements                                 47,100       31,600
                                                        ----------   ----------
                                                           232,000      205,300
     Less: Accumulated depreciation and amortization       144,900      133,400
                                                        ----------   ----------
                                                        $   87,100   $   71,900
                                                        ==========   ==========

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (Unaudited)

Note 4. Intangible Assets:

     Intangible assets consisted of the following at July 31, 2005 and January 31, 2005, respectively:

                                              July 31,    January 31,
                                                2005         2005
                                             ----------   ----------
     Patent application costs                $  233,100   $  163,300
     Trademarks                                  44,500       40,800
     Website development costs                    6,300        6,300
                                             ----------   ----------
                                                283,900      210,400
     Less: Accumulated amortization               6,200        4,700
                                             ----------   ----------
                                             $  277,700   $  205,700
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

Note 6. Notes Payable:
        -------------

2003 8% Convertible Promissory Notes (see Note 12)
--------------------------------------------------


     From April 29, 2003 to August 1, 2003, the Company borrowed an aggregate of $3,127,500 and issued its 8% Convertible Promissory Notes (the "2003 Notes"). Of the $3,127,500 borrowed, $1,342,500 was borrowed from seven affiliated parties who are officers, directors or entities affiliated with directors of the Company. The balance of $1,785,000 was borrowed from unaffiliated parties. Each of the 2003 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price that is the lower of $.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants for each share to be converted (See
Note 8 - Stockholders' Equity). The warrants can be exercised for a three-year period at a price of $.75 per share. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At July 31, 2005, the outstanding balance of the 2003 Notes was $3,052,500 ($58,900 net of unamortized debt discount, see Note 12 to the condensed consolidated financial statements) and the accrued and unpaid interest was approximately $510,100. See Note 12 concerning the debt discount and related amortization for the value of the warrants and conversion feature of the notes.


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

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (Unaudited)

Note 6. Notes Payable (continued):
        -------------------------


warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. The interest rate was to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales did not exceed projected sales as set forth in the notes, no interest will be accrued. The interest previously accrued through April 30, 2005, was reversed. The notes are convertible at any time at a conversion price per share of $2.25. The notes are unsecured and may be prepaid without penalty. At July 31, 2005, the outstanding balance of the December 2003 Notes was $250,000 ($700 net of unamortized debt discount, see Note 12 to the condensed consolidated financial statements). See Note 12 concerning the debt discount and related amortization for the value of the warrants and conversion feature of the notes.


     Notes Payable net of debt discount (see Note 12) at July 31, 2005 consisted of the following:


        Convertible promissory note, bearing interest
        at 8% maturing at varying dates from April 29,
        through July 31, 2006.                               $   58,900

        Convertible promissory note, maturing in
        December 2006                                               700
                                                             ----------

                                                                 59,600

        Less: current portion                                    58,900
                                                             ----------
        Long term portion                                    $      700
                                                             ==========


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

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (Unaudited)

Note 7. Lease Commitments (continued):
        -----------------------------

     The future minimum annual rental payments are as follows:

                Years Ended January 31,

                         2006                     $   5,000
                         2007                         7,500
                         2008                         4,300
                         2009                           900
                         2010                           600
                                                  ---------
                                                  $  18,300
                                                  =========

Note 8. Stockholders' Equity:
        --------------------

Options
-------

     A summary of option transactions for the six months ended July 31, 2005, follows:

                                                                  Weighted
                                                                   Average
                                                  Options       option price
      -----------------------------------------------------------------------
         Outstanding at January 31, 2005         2,774,040          $2.96
      -----------------------------------------------------------------------
         Granted                                    22,500           2.85
         Exercised                                 (12,000)          0.75
         Expired or Surrendered                   (195,940)         18.94
      -----------------------------------------------------------------------
         Outstanding at July 31, 2005            2,588,600          $1.76
      -----------------------------------------------------------------------

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

Bonus Plan
----------

     On June 7,2005, the Company approved a bonus plan whereby certain officers of the Company will be entitled to a bonus based on the Company's performance in earnings before income tax, depreciation and amortization (EBITDA) and sales. For performance at the level contemplated in the annual operating plan approved by the Board of Directors ("Target"), the designated officers would be entitled to bonuses of between 25% and 100% of their base salaries, depending on position. For performance at or below 80% of Target the designated officers would be entitled to no bonus. For performance at or above 120% of Target the designated officers would be entitled to double the Target bonus. The salaries upon which the bonuses may be awarded aggregate $555,000 at August 1, 2005. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded.

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

Note 12. Restatements:
         ------------


As discussed in Note 6 - Notes Payable, the Company received $3,377,500 and $450,000 from the issuance of convertible promissory notes during the years ended January 31, 2004 and 2003, respectively. In connection with these notes, the Company issued common stock purchase warrants. The Company has determined a debt discount and additional paid-in capital of $2,258,500 should be recorded for the portion of the proceeds allocated to the fair value of the warrants. This discount is amortized over the three-year term of the notes and charged to interest expense. The financial statements have been restated to reflect this debt discount, the related amortization expense and additional paid-in capital. The additional amortization increased the net loss by $30,200 and $500 for the six months ended July 31, 2005 and 2004, respectively.

Further, in accordance with FASB Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, as amended by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has determined that at the time of issuance of the notes a beneficial conversion feature existed. The conversion price per share was lower than the last sale price of the Company's stock on the OTC Bulletin Board on the relevant commitment date. Accordingly, the difference of $1,569,000 should have been accounted for as a discount to the debt issue. This discount is amortized over the three-year term of the notes and charged to interest expense. The financial statements have been restated to reflect this debt discount, the related amortization expense and additional paid-in capital. The additional amortization increased the net loss by $22,500 and $300 for the six months ended July 31, 2005 and 2004, respectively.

During the years ended January 31, 2005 and 2004, certain of the notes were converted in accordance with their terms into the Company's common stock. The unamortized debt discount of the converted notes was $74,900 and $450,000, in each year respectively. The financial statements have been restated to reflect a charge to interest expense for the unamortized debt discount of these converted notes. During the six months ended July 31, 2005 and 2004, none of the notes were converted.

The restatement for the fair value of the warrants and the beneficial conversion feature of the notes has no effect on the Company's actual or reported cash flow. The restatement does, however, affect the Company's stated net income and loss per share for the six months ended July 31, 2005 and 2004. The impact of this correction through July 31, 2005 is to increase additional paid in capital by $3,827,500 and to increase accumulated deficit by $584,600. The interest expense is not deductible for tax purposes. As a result, this adjustment has no effect on the Company's net operating loss carryforward or deferred tax asset. Additionally, the unamortized debt discount at July 31, 2005 is $3,242,900 and is reported as a reduction to the balance of convertible notes payable.

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

     As a result, if no notes are converted between the balance sheet date and the maturity date of the notes, the Company will record non-cash charges to interest expense as follows:

                                                              Non-cash
                    Accounting Period                      Interest Charge
                    -----------------                      ---------------

          Quarter Ended October 31, 2005                        121,000
          Quarter Ended January 31, 2006                        363,100
          Quarter Ended April 30, 2006                        1,096,900
          Quarter Ended July 31, 2006                         1,529,200
          Quarter Ended October 31, 2006                         80,800
          Quarter Ended January 31, 2007                        124,700
          Total Future Non-cash Interest Charges             $3,315,700


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

     Interest expense was $103,300 for the three months ended July 31, 2005 and interest income was $14,300 as compared to $68,300 and $8,000, respectively, for the three months ended July 31, 2004. The increase in interest expense was primarily due to the amortization of debt discount which increased from $600 to $39,500 (See Note 12-Restatement to the condensed consolidated financial statements) and accrued interest for the convertible notes. (See Liquidity and Capital Resources below).


     For the three months ended July 31, 2005, the Company had operating income of $144,600 as compared to $35,500 for the three months ended July 31, 2004. The increase in operating income was primarily due to an increase in gross profit resulting from increased sales of branded products.


     The Company had a net income for the three months ended July 31, 2005 of $55,600 or $.02 per share compared to a net loss for the three months ended July 31, 2004 of $24,800 or ($.01) per share.


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


     Interest expense was $152,800 for the six months ended July 31, 2005 and interest income was $26,000 as compared to $135,200 and $15,100, respectively, for the six months ended July 31, 2004. The increase in interest expense was primarily due to the amortization of debt discount which increased from $900 to $52,700 (See Note 12-Restatement to the condensed consolidated financial statements). The increase in interest expense was offset by $28,100 due to a recalculation of the accrued interest for the convertible notes and the resulting adjustment. (See Liquidity and Capital Resources below).


     For the six months ended July 31, 2005, the Company had operating income of $178,800 as compared to an operating income of $29,800 for the six months ended July 31, 2004. The operating income was primarily due to an increase in gross profit resulting from increased sales of branded products.


     The Company had a net income for the six months ended July 31, 2005 of $52,000 or $.02 per share compared to a net loss for the six months ended July 31, 2004 of $90,300 or ($.03) per share.


Liquidity and Capital Resources

     At July 31, 2005, the Company had cash of $2,018,300 as compared to cash of $2,002,700 at January 31, 2005. At July 31, 2005, approximately 99% of accounts receivable were less than 30 days past due. Cash provided by operations during the six months was $103,100 as compared to the cash used for operations of $266,900 in the comparable six months of the prior fiscal year.

     From April 29, 2003 to August 1, 2003, the Company borrowed $3,127,500 from various individuals and issued its 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, automatically convert at any time prior to maturity if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a conversion rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes will be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes will be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At July 31, 2005, the outstanding balance of the 2003 Notes was $3,052,500 ($58,900 net of unamortized debt discount, see Note 12 to the condensed consolidated financial statements).and the accrued and unpaid interest was approximately $510,100, all of which will become due between April 29 and August 1, 2006 unless converted into shares of the Company's common stock prior to those dates. Given the current price of its shares, the Company expects that the notes and interest will be converted into shares of common stock on or before the due dates of the notes. However, if the notes are not converted into shares of common stock, the Company would likely need to arrange new financing for some of the payments it would then be required to make on the due dates, and there is no assurance that such financing will be available on terms acceptable to the Company, if at all.

     In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. The interest rate was to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales did not exceed projected sales as set forth in the notes, no interest will be accrued. The interest previously accrued through April 30, 2005, was reversed. The notes are convertible at any time at a conversion price of $2.25 per share. The notes are unsecured and may be prepaid without penalty. At July 31, 2005, the outstanding balance of the 2003 Notes was $250,000 ($700 net of unamortized debt discount. See Note 12 to the condensed consolidated financial statements).


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

ITEM 3. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. In connection with the Form 10-QSB for the fiscal quarter ended July 31, 2005 originally filed by the Company, as required under Rule 13a-15(e) of the Exchange Act, the Company's management, including its Chief Executive Officer and Principal Accounting Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2005.

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

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting during the fiscal quarter ended July 31, 2005.

Controls over the application of accounting policies are within the scope of disclosure controls. Therefore, management has concluded that there were material weaknesses in the Company's disclosure controls as of July 31, 2005. The Company believes that the material weaknesses related to the issues described above have been remediated as a result of processes that have been implemented subsequent to July 31, 2005, including the hiring of a financial controller in September 2005.

In connection with the filing of this Form 10-QSB/A, the Company's management, including the Chief Executive Officer and Principal Accounting Officer, has re-evaluated the effectiveness of the Company's disclosure controls and procedures as of July 31, 2005. Because of the material weakness discussed above, the Company's Chief Executive Officer and Principal Accounting Officer have now concluded that the Company's disclosure controls and procedures were not effective as of July 31, 2005.

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

ITEM 3. Defaults Upon Senior Securities
---------------------------------------

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     At the annual meeting of the shareholders of the Company held on June 7, 2005 and as disclosed in the Proxy Statement related to such meeting, the following matters were submitted to a vote of the stockholders:

1. A proposal to elect five directors to the Board of Directors of the Company (the "Board").

The following directors were elected:

             Name             For       Against   Withhold   Abstentions   Broker Non-Votes   % For
             ----             ---       -------   --------   -----------   ----------------   -----
     Francis Newman        1,982,512       -          -        922,453            -           68.25
     Lawrence Burstein     1,982,512       -          -        922,453            -           68.25
     Andrew Horowitz       1,982,512       -          -        922,453            -           68.25
     Bernard Korman        1,982,512       -          -        922,453            -           68.25
     Mark Rosenberg        1,982,512       -          -        922,453            -           68.25

2. A proposal to ratify the appointment of Goldstein & Ganz P.C. as independent auditors of the Company for the fiscal year ending January 31, 2005.

The number of votes were as follows:

           For       Against   Withhold   Abstentions   Broker Non-Votes   % For
           ---       -------   --------   -----------   ----------------   -----
        1,982,512       -          -        922,453            -           68.25

ITEM 5. Other Information
-------------------------

     None.

ITEM 6. Exhibits
----------------

     10.1 Executive Bonus Program Effective January 1, 2005 (Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 2005).

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


                                               MEDICAL NUTRITION USA, INC.


Dated: March 23, 2006

                                            By: /s/ FRANCIS A. NEWMAN
                                               ---------------------------------
                                               Francis A. Newman
                                               Chief Executive Officer