Form 10QSB/A
period 2005-10-31
MEDICAL NUTRITION USA INC
filed 2006-03-23
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-QSB/A
                                (AMENDMENT NO.1)

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

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirement for the past 90 days. Yes[X] No[ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

                      Applicable Only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              3,011,285 shares of Common Stock at December 7, 2005

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-QSB/A is to restate the audited financial statements of Medical Nutrition USA, Inc. (the "Company," "we" or "our") for the fiscal period ended January 31, 2005, filed with the Securities and Exchange Commission ("SEC") on April 1, 2005 and the unaudited financial statement of the Company for the nine months ended October 31, 2005, filed with the SEC on December 14, 2005 to reflect additional debt discount, interest expense and additional paid-in capital due to detachable warrants and a beneficial conversion feature contained in the Company's 2002 8% Convertible Notes, 2003 8% Convertible Notes, and the December 2003 Convertible Notes.

The Items which are amended and restated herein are:

1. Part I, Item 1 - Financial Statements (including applicable footnotes);
2. Part I, Item 2 - Management's Discussion and Analysis or Plan of Operation
3. Part I, Item 8A - Controls and Procedures; and
4. Part II, Item 6 - Exhibits

Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-QSB/A does not reflect events occurring after the December 14, 2005 filing of our Quarterly Report on Form 10-QSB in any way, except as those required to reflect the effects of this restatement of our financial statements for the periods presented, as deemed necessary in connection with the completion of restated financial statements.

The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2005 in the form filed with the SEC on December 14, 2005. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

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

Signatures


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           MEDICAL NUTRITION USA, INC.

                                   BALANCE SHEETS


                                                                       OCTOBER         JANUARY
                                                                       31, 2005        31, 2005
                                                                     ------------    ------------
                                                                     (Unaudited)      (Audited)
ASSETS                                                                (Restated - See Note 12)
Current Assets:
     Cash                                                            $  2,187,700    $  2,002,700
     Accounts receivable, net of allowance of $28,900 and
     $9,600 at October 31, 2005 and January 31, 2005, respectively        796,500         498,900
     Inventories                                                          165,200          71,300
     Other current assets                                                  88,200          65,800
                                                                     ------------    ------------

      Total current assets                                              3,237,600       2,638,700

     Fixed assets, net of accumulated depreciation of
    $151,000 and $133,400, respectively                                    89,600          71,900

Other assets:
     Security Deposits                                                     15,300          15,300
     Investment in Organics Corporation of America                        125,000         125,000
     Intangible assets, net of amortization                               251,700         205,700
                                                                     ------------    ------------

                                                                     $  3,719,200    $  3,056,600
                                                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                           $    522,800    $    307,200
     Convertible promissory notes                                         175,500              --
     Accrued interest payable                                             571,600              --
                                                                     ------------    ------------

      Total current liabilities                                         1,269,900         307,200
Non-current Liabilities:
     Convertible promissory notes                                           2,000           6,900
     Accrued interest payable                                                --           410,000
                                                                     ------------    ------------
      Total Liabilities                                                 1,271,900         724,100
                                                                     ------------    ------------
Shareholders' Equity:
     Common stock, $0.001 par value; 20,000,000 shares
     authorized; 3,011,285 and 2,892,965 issued and outstanding
     at October 31, 2005 and January 31, 2005, respectively                 3,000           2,900
     Additional Paid-in-capital                                        14,832,300      14,743,700
     Accumulated deficit                                              (12,377,600)    (12,403,700)
                                                                     ------------    ------------
                                                                        2,457,700       2,342,900
     Less: treasury stock, at cost                                        (10,400)        (10,400)
                                                                     ------------    ------------
     Total stockholders' equity (deficit)                               2,447,300       2,332,500
                                                                     ------------    ------------
                                                                     $  3,719,200    $  3,056,600
                                                                     ============    ============


            See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      NINE MONTHS ENDED           THREE MONTHS ENDED
                                                         OCTOBER 31,                  OCTOBER 31,
                                                 --------------------------    --------------------------
                                                    2005           2004           2005           2004
                                                 -----------    -----------    -----------    -----------
                                                  (Restated - See Note 12)      (Restated - See Note 12)
Sales                                            $ 5,410,400    $ 3,448,600    $ 1,937,300    $ 1,091,100
Cost of Sales                                      2,612,000      1,706,800        946,300        506,400

                                                 -----------    -----------    -----------    -----------
Gross Profit                                       2,798,400      1,741,800        991,000        584,700
                                                 -----------    -----------    -----------    -----------

Selling, general and administrative expenses       2,481,800      1,755,200        853,300        627,900

                                                 -----------    -----------    -----------    -----------
Operating income (loss)                              316,600        (13,400)       137,700        (43,200)
                                                 -----------    -----------    -----------    -----------
Other income (expense):
    Interest income                                   41,800         24,200         15,900          9,100
    Interest expense                                (332,300)      (241,500)      (179,500)      (106,300)

                                                 -----------    -----------    -----------    -----------
Total other income (expense)                        (290,500)      (217,300)      (163,600)       (97,200)
                                                 -----------    -----------    -----------    -----------

Net Income (Loss)                                $    26,100    $  (230,700)   $   (25,900)   $  (140,400)
                                                 ===========    ===========    ===========    ===========

Basic and Diluted Per Share Data:
Net Income (Loss)                                $      0.01    $     (0.08)   $     (0.01)   $     (0.05)
                                                 ===========    ===========    ===========    ===========


Weighted average number of shares outstanding:     2,914,224      2,800,926      2,932,701      2,834,887
                                                 ===========    ===========    ===========    ===========


            See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 NINE MONTHS ENDED
                                                                    OCTOBER 31,
                                                             --------------------------
                                                                2005           2004
                                                             -----------    -----------
                                                               (Restated - See Note 12)
Operating Activities:
  Net Income (Loss)                                          $    26,100    $  (230,700)
  Adjustments to reconcile net cash provided by (used for)
  operating activities:
        Depreciation and amortization expense                     19,900         11,300
        Provision for losses on accounts receivable               19,300          5,400
        Interest expense paid with common stock                                   1,500
        Interest expense from debt discount amortization         170,600         39,900
  Changes in operating assets and liabilities:
        Accounts receivable                                     (316,900)      (386,200)
        Inventory                                                (93,900)       (15,200)
        Prepaid expenses                                         (22,400)        43,100
        Accounts payable and accrued expenses                    377,200        274,900
        Customer deposits                                           --              900
                                                             -----------    -----------
Net cash provided by (used for) operating activities             179,900       (255,100)
                                                             -----------    -----------
Investing Activities:
  Acquisition of property and equipment                          (35,300)       (20,700)
  Website development costs                                         --           (5,400)
  Trademark costs                                                 (3,200)       (12,300)
  Capitalized patent costs                                       (45,100)       (86,000)
                                                             -----------    -----------
Net cash (used for) investing activities                         (83,600)      (124,400)
                                                             -----------    -----------
Financing Activities:
  Proceeds from exercise of options                                9,000             --
  Proceeds from exercise of warrants                              79,700             --
                                                             -----------    -----------
Net cash provided by financing activities                         88,700             --
                                                             -----------    -----------

Net increase (decrease) in cash                                  185,000       (379,500)
Cash - beginning of period                                     2,002,700      2,337,200
                                                             -----------    -----------

Cash - end of period                                         $ 2,187,700    $ 1,957,700
                                                             ===========    ===========
Supplemental information:
  Taxes paid during the period                               $     9,762    $    12,467
                                                             ===========    ===========


            See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       NINE MONTHS ENDED OCTOBER 31, 2005
                            (Restated - See Note 12)
                                   (Unaudited)



                                      Common Stock           Additional
                              ---------------------------     Paid-in-      Accumulated       Treasury         Total
                                 Shares         Amount        capital         Deficit          Stock          Equity
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance at January 31, 2005      2,892,965   $      2,900   $ 14,743,700   $(12,403,700)   $    (10,400)   $  2,332,500

Exercise of options                 12,000                         9,000             --              --           9,000

Exercise of warrants               106,320            100         79,600             --              --          79,700

Net Income                              --             --             --         26,100              --          26,100
                              ------------   ------------   ------------   ------------    ------------    ------------

Balance at October 31, 2005      3,011,285   $      3,000   $ 14,832,300   $(12,377,600)   $    (10,400)   $  2,447,300
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

Note 3.  Fixed Assets:
         ------------

         Fixed assets consisted of the following at October 31, 2005 and January 31, 2005, respectively:

                                                       October 31,   January 31,
                                                          2005          2005
                                                       -----------  -----------
Furniture, fixtures and equipment                      $   193,500  $   173,700
Leasehold improvements                                      47,100       31,600
                                                       -----------  -----------
                                                           240,600      205,300
Less: Accumulated depreciation and amortization            151,000      133,400
                                                       -----------  -----------
                                                       $    89,600  $    71,900
                                                       ===========  ===========

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (Unaudited)

Note 4.  Intangible Assets:
         -----------------

Intangible assets consisted of the following at October 31, 2005 and January 31, 2005, respectively:

                                                       October 31,   January 31,
                                                          2005          2005
                                                       -----------   -----------
Patent application costs                               $   208,400   $   163,300
Trademarks                                                  44,000        40,800
Website development costs                                    6,300         6,300
                                                       -----------   -----------
                                                           258,700       210,400
Less: Accumulated amortization                               7,000         4,700
                                                       -----------   -----------
                                                       $   251,700   $   205,700
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

Note 6.  Notes Payable:
         -------------

2003 8% Convertible Promissory Notes (see Note 12)
--------------------------------------------------


From April 29, 2003 to August 1, 2003, the Company borrowed an aggregate of $3,127,500 and issued its 8% Convertible Promissory Notes (the "2003 Notes"). Of the $3,127,500 borrowed, $1,342,500 was borrowed from seven affiliated parties who are officers, directors or entities affiliated with directors of the Company. The balance of $1,785,000 was borrowed from unaffiliated parties. Each of the 2003 Notes evidencing the loans is substantially the same other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the noteholder into shares of the Company's common stock at a conversion price of $.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity automatically if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a price that is the lower of $.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $.75, the 2003 Notes shall be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $.75, the 2003 Notes shall be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants for each share to be converted (See
Note 8 - Stockholders' Equity). The warrants can be exercised for a three-year period at a price of $.75 per share. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At October 31, 2005, the outstanding balance of the 2003 Notes was $3,052,500 ($175,500 net of unamortized debt discount, see Note 12) and the accrued and unpaid interest was approximately $571,600. See Note 12 concerning the debt discount and related amortization for the value of the warrants and conversion feature of the notes.


December 2003 Convertible Promissory Notes (see Note 12)
--------------------------------------------------------

In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (Unaudited)

Note 6. Notes Payable (continued):
        -------------------------


common stock (See Note 8 - Stockholders' Equity). The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. The interest rate was to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales did not exceed projected sales as set forth in the notes, no interest will be accrued. The interest previously accrued through April 30, 2005, was reversed. The notes are convertible at any time at a conversion price per share of $2.25. The notes are unsecured and may be prepaid without penalty. At October 31, 2005, the outstanding balance of the loans was $250,000 ($2,000 net of unamortized debt discount, see Note 12).


         Notes Payable net of discount (see Note 12) at October 31, 2005 consisted of the following:


  Convertible promissory note, bearing interest at 8%
  maturing at varying dates from April 29, through
  July 31, 2006                                                       $  175,500

  Convertible promissory note, maturing in December 2006                   2,000
                                                                      ----------

                                                                         177,500

  Less: current portion                                                  175,500
                                                                      ----------
  Long term portion                                                   $    2,000
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
                                                  ==========

         The Company sub-lets (on a month to month basis) a portion of its facility to an entity at approximately $1,200 per month. Rent income for the nine months ended October 31, 2005 was approximately $8,400. The company discontinued sub-letting portions of its facility in August 2005.

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
         -----------------------------

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
                                                  ==========

Note 8.  Stockholders' Equity:
         --------------------

Options
-------

         A summary of option transactions for the nine months ended October 31, 2005, follows:

                                                                      Weighted
                                                                      Average
                                                                      option
                                                        Options        price
    ---------------------------------------------------------------------------
    Outstanding at January 31, 2005                     2,774,040    $     2.96
    ---------------------------------------------------------------------------
    Granted                                               150,000          2.98
    Exercised                                             (12,000)         0.75
    Expired or Surrendered                               (195,940)        18.94
    ---------------------------------------------------------------------------
    Outstanding at October 31, 2005                     2,716,100    $     1.82
    ---------------------------------------------------------------------------

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

Note 11. Major Customers:
         ---------------

         For the nine months ended October 31, 2005, two customers were responsible for approximately $1,875,200 in sales, representing 35% of the Company's sales.

         For the nine months ended October 31, 2004, one customer was responsible for approximately $1,265,000 in sales, representing 37% of the Company's sales.

Note 12. Restatements:
         ------------


As discussed in Note 6 - Notes Payable, the Company received $3,377,500 and $450,000 from the issuance of convertible promissory notes during the years ended January 31, 2004 and 2003, respectively. In connection with these notes, the Company issued common stock purchase warrants. The Company has determined a debt discount and additional paid-in capital of $2,258,500 should be recorded for the portion of the proceeds allocated to the fair value of the warrants. This discount is amortized over the three-year term of the notes and charged to interest expense. The financial statements have been restated to reflect this debt discount, the related amortization expense and additional paid-in capital. The additional amortization increased the net loss by $97,600 and $1,400 for the nine months ended October 31, 2005 and 2004, respectively.



Further, in accordance with FASB Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, as amended by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has determined that at the time of issuance of the notes a beneficial conversion feature existed. The conversion price per share was lower than the last sale price of the Company's stock on the OTC Bulletin Board on the relevant commitment date. Accordingly, the difference of $1,569,000 should have been accounted for as a discount to the debt issue. This discount is amortized over the three-year term of the notes and charged to interest expense. The financial statements have been restated to reflect this debt discount, the related amortization expense and additional paid-in capital. The additional amortization increased the net loss by $72,900 and $1,000 for the nine months ended
October 31, 2005 and 2004, respectively.



During the years ended January 31, 2005 and 2004, certain of the notes were converted in accordance with their terms into the Company's common stock. The unamortized debt discount of the converted notes was $74,900 and $450,000, in each year respectively. The financial statements have been restated to reflect a charge to interest expense for the unamortized debt discount of these converted notes. During the nine months ended October 31, 2005, none of the notes were converted. During the nine months ended October 31, 2004, $37,500 of the notes were converted. The financial statements have been restated to reflect a charge to interest expense for $37,500, the unamortized debt discount of the converted notes.



The restatement for the fair value of the warrants and the beneficial conversion feature of the notes has no effect on the Company's actual or reported cash flow. The restatement does, however, affect the Company's stated net income and loss per share for the nine months ended October 31, 2005 and 2004. The impact of this correction through October 31, 2005 is to increase additional paid in capital by $3,827,500 and to increase accumulated deficit by $702,500. The interest expense is not deductible for tax purposes. As a result, this adjustment has no effect on the Company's net operating loss carryforward or deferred tax asset. Additionally, the unamortized debt discount at October 31, 2005 is $3,125,000 and is reported as a reduction to the balance of convertible notes payable.

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

         As a result, if no notes are converted between the balance sheet date and the maturity date of the notes, the Company will record non-cash charges to interest expense as follows:

                                                                Non-cash
              Accounting Period                              Interest Charge
          ------------------------------                     ---------------
          Quarter Ended January 31, 2006                             363,100
          Quarter Ended April 30, 2006                             1,096,900
          Quarter Ended July 31, 2006                              1,529,200
          Quarter Ended October 31, 2006                              80,800
          Quarter Ended January 31, 2007                             124,700
          Total Future Non-cash Interest Charges             $     3,194,700


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


         Interest expense was $179,500 for the three months ended October 31, 2005 and interest income was $15,900 as compared to $106,300 and $9,100, respectively, for the three months ended October 31, 2004. The increase in interest expense was due to the amortization of debt discount which increased from $1,600 to $117,900 offset by the charge to interest expense for the unamortized debt discount of converted debt during the fiscal quarter ended October 31, 2004 of $37,500 (See Note 12-Restatement to the condensed consolidated financial statements) as well as $28,100 due to a recalculation of the accrued interest for the convertible notes and the resulting adjustment. (See Liquidity and Capital Resources below).


         For the three months ended October 31, 2005, the Company had operating income of $137,700 as compared to an operating loss $43,200 for the three months ended October 31, 2004. The increase in operating income was primarily due to an increase in gross profit resulting from increased sales of branded products.


         The Company had a net loss for the three months ended October 31, 2005 of $25,900 or $(.01) per share compared to a net loss for the three months ended October 31, 2004 of $140,400 or ($.05) per share.


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


         Interest expense was $332,300 for the nine months ended October 31, 2005 and interest income was $41,800 as compared to $241,500 and $24,200, respectively, for the nine months ended October 31, 2004. The increase in interest expense was primarily due to the amortization of debt discount which increased from $2,400 to $170,600 (See Note 12-Restatement to the condensed consolidated financial statements). The increase in interest expense was offset by the charge to interest expense for the unamortized debt discount of converted debt during the fiscal quarter ended October 31, 2004 of $37,500 and by $28,100 due to a recalculation of the accrued interest for the convertible notes and the resulting adjustment. (See Liquidity and Capital Resources below).


         For the nine months ended October 31, 2005, the Company had operating income of $316,500 as compared to an operating loss of $13,400 for the nine months ended October 31, 2004. The operating income was primarily due to an increase in gross profit resulting from increased sales of branded products.


         The Company had a net income for the nine months ended October 31, 2005 of $26,100 or $.01 per share compared to a net loss for the nine months ended October 31, 2004 of $230,700 or ($.08) per share.


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


From April 29, 2003 to August 1, 2003, the Company borrowed $3,127,500 from various individuals and issued its 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, automatically convert at any time prior to maturity if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a conversion rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes will be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes will be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At October 31, 2005, the outstanding balance of the 2003 Notes was $3,052,500 ($175,500 net of unamortized debt discount, See
Note 12 to the condensed consolidated financial statements) and the accrued and unpaid interest was approximately $571,600, all of which will become due between April 29 and August 1, 2006 unless converted into shares of the Company's common stock prior to those dates. Given the current price of its shares, the Company expects that the notes and interest will be converted into shares of common stock on or before the due dates of the notes. However, if the notes are not converted into shares of common stock, the Company would likely need to arrange new financing for some of the payments it would then be required to make on the due dates, and there is no assurance that such financing will be available on terms acceptable to the Company, if at all.

         In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. The interest rate was to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales did not exceed projected sales as set forth in the notes, no interest will be accrued. The interest previously accrued through April 30, 2005, was reversed. The notes are convertible at any time at a conversion price of $2.25 per share. The notes are unsecured and may be prepaid without penalty. At October 31, 2005, the outstanding balance of the 2003 notes was $250,000 ($2,000 net of unamortized debt discount, See Note 12 to the condensed consolidated financial statements).


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

ITEM 3. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. In connection with the Form 10-QSB for the fiscal quarter ended October 31, 2005 originally filed by the Company, as required under Rule 13a-15(e) of the Exchange Act, the Company's management, including its Chief Executive Officer and Principal Accounting Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2005.

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

A change in the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting during the fiscal quarter ended October 31, 2005 was the hiring of a financial controller in September 2005.

Controls over the application of accounting policies are within the scope of disclosure controls. Therefore, management has concluded that there were material weaknesses in the Company's disclosure controls as of October 31, 2005. The Company believes that the material weaknesses related to the issues described above have been remediated as a result of processes that have been implemented subsequent to October 31, 2005, including the hiring of a financial controller in September 2005.

In connection with the filing of this Form 10-QSB/A, the Company's management, including the Chief Executive Officer and Principal Accounting Officer, has re-evaluated the effectiveness of the Company's disclosure controls and procedures as of October 31, 2005. Because of the material weakness discussed above, the Company's Chief Executive Officer and Principal Accounting Officer have now concluded that the Company's disclosure controls and procedures were not effective as of October 31, 2005.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our Chief Executive Officer, and Principal Accounting Officer are made at the "reasonable assurance" level. .


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

         None.

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


                                       MEDICAL NUTRITION USA, INC.


Dated: March 23, 2006


                                       By: /s/ FRANCIS A. NEWMAN
                                           -------------------------------------
                                           Francis A. Newman
                                           Chief Executive Officer