Form 10KSB
period 2006-01-31
MEDICAL NUTRITION USA INC
filed 2006-04-24
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended January 31, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _____________


                        Commission file number   0-18349
                                                ---------


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

                                  Common Stock
                                  ------------

Check whether the issuer is not required to file reports pursuant to section 13 or 5(d) of the Exchange Act. [ ]

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act): Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $7,310,500.
                                                         -----------

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 19, 2006 was approximately $35,750,441 (based on the average of the closing bid price and closing ask price for shares of the registrant's common stock as reported on the OTC Bulletin Board for the last trading date prior to that date).

As of April 19, 2006 there were 9,586,151 shares of the registrant's common stock outstanding.

Portions of the registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders scheduled to be held June 7, 2005 are incorporated by reference in
Part III hereof.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ ]

                                TABLE OF CONTENTS

 PART I
      Item 1-DESCRIPTION OF BUSINESS                                          2
      Item 2-DESCRIPTION OF PROPERTIES                                        8
      Item 3-LEGAL PROCEEDINGS                                                8
      Item 4-SUBMISSION OF MATTER TO SECURITY HOLDERS                         8

 PART II
      Item 5-MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
               MATTERS                                                        9
      Item 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                           10
      Item 7- FINANCIAL STATEMENTS                                           14
      Item 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                           14
      Item 8A-CONTROLS AND PROCEDURES                                        14
      Item 8B-OTHER INFORMATION                                              14

 PART III
      Item 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT    14
      Item 10-EXCUTIVE COMPENSATION                                          14
      Item 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT                                                    15
      Item 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 15
      Item 13-EXHIBITS AND REPORTS ON FORM 8K                                15
      Item 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES                         15
 Signatures                                                                  16
 Index to Consolidated Financial Statements                                  F-1
 Exhibit Index

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

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

INTRODUCTION

         Medical Nutrition USA, Inc. (the "Company") develops and distributes nutritional supplements primarily for use in long-term care facilities, hospitals, dialysis clinics and bariatric surgery clinics. Some of the Company's products are also sold through health food stores under private label or licensing agreements.

         On April 22, 2003, the Company's shareholders approved the re-incorporation of the Company. To implement this, the Company formed a new Delaware corporation, Medical Nutrition USA, Inc., a wholly-owned subsidiary of the Company, which was then named Gender Sciences, Inc. Gender Sciences, Inc. merged into Medical Nutrition USA, Inc. pursuant to an Agreement and Plan of Merger. As a result of the merger, Medical Nutrition USA, Inc. was the surviving entity. Pursuant to the merger agreement, each outstanding share of the Company's common stock automatically converted into one share of common stock of Medical Nutrition USA, Inc. upon the effective date of the merger. Each of the Company's shareholders owns shares in Medical Nutrition USA, Inc. in the same amount and percentage as they held in Gender Sciences, Inc. immediately before the re-incorporation.

         Effective as of the close of business on February 7, 2003, Gender Sciences, Inc. implemented a one-for-twenty-five reverse split of its outstanding shares of common stock. The effect of the reverse stock split was to reduce the outstanding shares from 39,109,680 to 1,564,387. The reverse stock split also affected options, warrants and other securities convertible into or exchangeable for shares of the Gender Sciences, Inc.'s common stock that were issued and outstanding immediately prior to the effective time of the stock combination. Unless stated otherwise, all amounts reflected in the January 31, 2006 financial statements give effect to the reverse stock split.

INDUSTRY OVERVIEW

         Annual sales of nutrition products, including supplements, fortified foods and beverages and nutraceuticals in the United States are estimated to be approximately $100 billion. Annual sales of nutritional supplements to health care institutions, the industry segment in which the Company primarily competes, are estimated to be approximately $4.2 billion annually and growing at a rate of approximately 12% per year. The nutritional supplements industry is fragmented and highly competitive and includes vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom. With certain limited exceptions, the sale of nutritional supplements is not subject to FDA approval prior to sale. See "Government Regulation" below. Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). Under DSHEA, vendors of dietary supplements are able to educate consumers regarding the effects of certain component ingredients.

LONG-TERM CARE

         The Long-Term Care Market includes nursing, convalescent and assisted-living facilities. There are approximately 17,000 nursing home facilities in the United States with approximately 535 nursing home chains, both large and small. The number of Americans aged 65 and over is projected to increase from 35 million to over 70 million by 2030. An important component of the Older Americans Act (the "OAA") includes programs and services to specifically address nutrition among older persons. Nursing home facilities are required by law to assure that each resident maintain "acceptable parameters of nutritional status, such as body weight and protein levels, unless the clinical condition demonstrates that this is not possible." Within the nursing home patient population, Protein Energy Malnutrition (PEM), a deficiency of protein and energy (calories), is a common condition resulting in loss of lean body mass, development of pressure ulcers, impaired immune response and organ function. In observational studies, Pro-Stat(R), the Company's, modular protein supplement has been shown to be effective nutritional support in the treatment of pressure ulcers, unintended weight loss and malnutrition. It delivers high nitrogen donor amino acids to replenish depleted protein stores and correct PEM. In March 2006, a randomized, controlled clinical trial was published in the peer-reviewed journal Advances in Skin and Wound Care, reporting a 96% greater improvement in pressure ulcer healing among nursing home residents receiving standard care plus Pro-Stat(R), compared to a control group receiving standard care plus a placebo.

BARIATRIC SURGERY

         Bariatric surgery for the morbidly obese is widely accepted as an effective treatment for many of those who have waged a life-long and unsuccessful struggle to control their weight. Common co-morbidities of obesity include heart disease, cancer, stroke and diabetes. It is estimated that over 150,000 bariatric surgeries were performed in the US in 2005, a number that is expected to grow in the future.

         The most common surgical procedures include, among other things, reducing the size of the stomach to a fraction of its normal size. Most surgeons recommend that bariatric surgery patients remain on a clear liquid diet immediately after surgery. Full liquids can generally be introduced after weeks of recovery. Post-surgical patients are typically able to ingest only small amounts at each feeding before becoming sated. One of the primary nutritional issues that results is ensuring adequate intake of protein, which is notably lacking in most clear liquid diets and is required by the body for post-surgical wound healing. The Company is marketing its Pro-Stat(R), 64, Aloe-Stat(TM) and Hema-Stat(TM) to the bariatric surgery market. Sales are generated both to the surgical practices as well as directly to the patients through the Company's on-line fulfillment service.

RENAL CARE

         There are more than 400,000 End Stage Renal Disease patients undergoing dialysis treatments in the United States. Dialysis patients need to maintain high protein and calorie intake to avoid becoming malnourished. Dialysis causes a higher need for protein intake because some protein loss occurs with each treatment. Additionally, dialysis patients may suffer from poor appetite and are typically restricted in the volume of liquids they can consume. Pro-Stat(R) has important benefits for dialysis patients: high protein to volume ratio; small serving size; enhanced absorption; ease of administration; and low sodium, potassium and phosphorous. Additionally, the Company has agreed to sponsor a study in cooperation with Renal Care Group and Vanderbilt University to measure the efficacy of Pro-Stat(R) supplementation in improving and maintaining serum albumin levels among dialysis patients.

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

PRODUCTS AND STRATEGY

         During the past year , the Company has continued to implement its strategy to increase the proportion of its sales generated by its own branded products, primarily to nursing homes, nursing home distributors, dialysis clinics, bariatric surgery clinics and their patients. These products include primarily the Pro-Stat(R) line of enzyme-hydrolyzed liquid protein used to treat unintended weight loss, protein energy malnutrition and pressure ulcers.

         The Company's strategy includes increasing the number of nursing homes, dialysis and bariatric surgery clinics employing Pro-Stat(R) therapy through expansion of its own sales force and through a network of consultant dietitians, and sales representatives. The Company also uses advertising and exhibitions at trade shows that focus on the long-term care, dialysis and bariatric markets. As a result of this strategy, sales of the Company's branded products increased over 82% for the fiscal year ended January 31, 2006.

         During the fiscal year ending January 31, 2006, the revenues generated by the Company resulted from the sale of branded products and private label products.

         For the fiscal year ended January 31, 2006, two customers accounted for approximately 34% of total sales as compared to 40% in the prior year. The Company has no contractual arrangements with these customers and if either of these customers were to discontinue purchasing from the Company, it would have a material impact on the Company's sales.

         In the past year, the Company has developed a number of new products including Fiber-Stat(TM) laxation liquid and Pro-Stat(R) Advanced Wound Care
(AWC). Pro-Stat(R) AWC expands the potential uses of Pro-Stat(R) for patients with advanced wounds and Fiber-Stat(TM) provides an alternative and novel method of providing fiber supplementation. The Company has been able to successfully market these new products.

         The market for nutritional supplements is extremely competitive. There are many companies with substantially greater resources than the Company and with established brands presently being marketed. The Company believes that the success of its strategy will depend upon the quality and effectiveness of its products; its ability to establish brand name recognition for its products; its ability to continue to develop new products, as well as the ability of its management and sales force to implement and execute its strategy.

         During the fiscal years ended January 31, 2006 and 2005, the Company recorded expenses, not including salaries and wages, on Research and Development of approximately $9,000 and $21,400, respectively. During the fiscal years ended January 31, 2006 and 2005, the Company also capitalized costs relating to the patents of approximately $217,000 and $163,300, respectively.

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

PATENTS

         Since 1977, the Company has been issued four patents for its collagen hydrolysate product. These are for (1) Method Of Providing High-Protein Nutrition By The Oral Administration Of A Predigested Protein Composition, (2) Method Of Composition For Preventing Nutritional Deficiency, (3) Method Of Treating Nutritional Deficiency During Cardiac Cachexia, Diabetes, Hypoglycemia, Gastro-enterology, Lipid, Cell Glycogen And Keratin Related Skin Conditions And Alcoholism, and (4) Method Of Treating Obesity By The Oral Administration Of A Predigested Protein Composition. The Company has been granted provisional rights for a patent-pending for "Method for treating Wounds to Promote Healing".

TRADEMARKS

         The Company has been using the Pro-Stat(R) mark since August 2002, Aloe-Stat(TM), Hema-Stat(TM) and the pbs Nutrition Support System(TM) since August 2003, and the Fiber-Stat(TM) mark since August 2005. The Company intends to take the actions that it believes are necessary to protect its proprietary rights with respect to these marks, but it may not be able to do so on commercially reasonable terms, if at all.

GOVERNMENT REGULATION

         The formulation, manufacture and labeling of the Company's products are subject to regulation by one or more federal agencies, including, principally, the Food and Drug Administration ("FDA"). These activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

         Principally through the efforts of the dietary supplement industry, the Dietary Supplement Health and Education Act of 1994 ("DSHEA") was signed into law in 1994. DSHEA amends the Federal Food, Drug, and Cosmetic Act and, in the judgment of the Company, is favorable to the dietary supplement industry. First and foremost, the legislation creates a new statutory class of "dietary supplements". This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. A dietary supplement which contains a new dietary ingredient, one not on the market as of October 15, 1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the FDA before it may be marketed. DSHEA also recognizes the need for the dissemination of information about the link between nutrition and health and provides that publications, which are not false and misleading and present a balanced view of available scientific information on a dietary supplement, may be used in connection with the sale of dietary supplements to consumers. Among other changes, DSHEA prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels and in other labeling.

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

EMPLOYEES

         The Company has 24 full time employees.

RISK FACTORS

         The Company Generates A Significant Amount Of Revenues From Two Customers.

         For the fiscal year ended January 31, 2006, two customers accounted for approximately 34% of total revenues, as compared to 40% in the prior year. The Company does not have contracts with these customers and, as a result, there is no assurance that these customers will continue to order products from the Company or will continue to order the products in the same amount. The loss of either of these customers would have a material effect upon the sales of the Company.

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

         The Company Is Dependent On A Limited Number Of Sources Of Supply For Many Of The Products It Offers. If There Was An Interruption Of Supply Of Products, The Company's Sales May Suffer And The Company Could Be Required To Abandon A Product Line.

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

The Company May Be Exposed To Product Liability Claims Not Covered By Insurance That Would Harm Its Business.

         The Company may be exposed to product liability claims. Although the Company believes that it currently carries and intends to maintain a comprehensive multi-peril liability insurance package, the Company cannot guarantee that this insurance will be sufficient to cover all possible liabilities. A successful suit against the Company could have an adverse effect on its business and financial condition if the amounts involved are material.

         The Company's Future Capital Requirements Will Depend On Many Factors. If The Company Needed To Obtain Additional Financing and Were Unable To Do So, It Might Not Be Able To Continue To Operate At Its Current Level.

         The Company believes that it has sufficient cash on hand to fully implement its business strategy for fiscal year 2007. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources". The Company's future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales.

         If needed, additional funding may not be available on acceptable terms, if at all. If additional funds were needed but were not available, the Company might be required to curtail significantly or defer one or more of its marketing programs or to limit or postpone obtaining or developing new products. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of its common stock. If the Company raises additional funds through the issuance of additional debt securities, these new securities would have certain rights, preferences and privileges senior to those of the holders of its common stock, and the terms of these debt securities could impose restrictions on its operations. For a further discussion of expenditures and other factors that could affect the Company's need for future capital, see "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

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

Item 2. DESCRIPTION OF PROPERTY
        -----------------------

         The principal executive offices of the Company are located at 10 West Forest Avenue, Englewood, New Jersey 07631, where it leases approximately 7,500 square feet. The lease is for a period of five years commencing January 1, 2005. The annual rent for the fiscal year ending January 31, 2006 was $77,800, for the fiscal year ending January 31, 2007 it will be $80,200, for the fiscal year ending January 31, 2008 it will be $82,600, for the fiscal year ending January 31,2009 it will be $85,000 and for the fiscal year ending January 31, 2010 it will be $80,100.

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

Item 3. LEGAL PROCEEDINGS
        -----------------

         None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         None.

PART II

Item 5.  MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL
         ---------------------------------------------------------------
         BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
         ----------------------------------------------

         The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "MDNU". Information as to the range of high and low bid quotations for the Company's common stock, for the periods indicated, as furnished by National Quotation Bureau Incorporated, is set forth below and adjusted for the "one for twenty five reverse split" effected on February 7, 2003:


                 THREE MONTHS ENDED                   HIGH             LOW
                 ------------------                   -----           -----
                 April 30, 2004                       $3.40           $1.95
                 July 31, 2004                        $3.55           $2.70
                 October 31, 2004                     $2.15           $1.25
                 January 31, 2005                     $2.70           $1.60
                 April 30, 2005                       $2.95           $2.25
                 July 31, 2005                        $3.10           $2.70
                 October 31, 2005                     $3.15           $2.46
                 January 31, 2006                     $4.75           $2.70


         The above bid quotations represent prices between dealers and do not include actual retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         As of April 19, 2006, there were approximately 94 holders of record of the Company's common stock.

         The Company has not declared any cash dividends on its common stock and it has no intention to pay cash dividends in the foreseeable future.

         As of January 31, 2006, the following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:


                                         Number of      Weighted average       Number of
                                     securities to be   exercise price of     securities
                                       issued upon        outstanding     remaining available
                                        exercise of    options, warrants      for future
                                        outstanding        and rights          issuance
                                     options, warrants
      Plan category                     and rights
                                           (a)                 (b)               (c)
Equity compensation plans
approved by security
holders                                  2,796,900           $2.15              604,000
                                     --------------------------------------------------------
Equity compensation plans
not approved by security
holders                                    458,600           $0.84                --
                                     --------------------------------------------------------
Total                                    3,255,500           $1.97                --
                                     ========================================================

ITEM 6.  Management's Discussion and Analysis or Plan of Operation
         ----------------------------------------------------------

Executive Summary

Overview - During fiscal 2006, we were successful in implementing our strategy to expand the distribution of our own branded products. As a result, the Company's branded products are now being used in approximately 2,700 long term care facilities, dialysis clinics and bariatric clinics. Additionally, in March 2006, a randomized, controlled clinical trial was published in the peer-reviewed journal Advances in Skin and Wound Care, reporting a 96% greater improvement in pressure ulcer healing among nursing home residents receiving standard care plus Pro-Stat(R), compared to a control group receiving standard care plus a placebo.

Fiscal 2006 Highlights

Sales - Our sales increased approximately 55%, to $7,310,500, during the fiscal year. The sales increase was primarily the result of expanded distribution of our Pro-Stat(R) line of hydrolyzed, liquid, modular protein. Sales of the Company's branded products increased approximately 82%, to $5,397,100, during the fiscal year. The number of nursing homes and clinics using our products increased by approximately 1,565 during the fiscal year, with approximately 325 additional facilities added in the fourth fiscal quarter.

New Product Development - We completed development of, and began marketing, our Pro-Stat(R) Advanced Wound Care and Fiber-Stat(TM) laxation liquid products during the fourth fiscal quarter. Both products are expected to contribute to our sales during fiscal year 2007.

Cash Balance and Cash Flow - Our cash balance at January 31, 2006 was $2,361,200. For the year, cash provided by operating activities totaled $358,600 on a reported net loss of $176,900. The Company's total cash position increased by $358,500 and accounts receivable increased by $232,600 from the prior year.

Fiscal 2007 Expectations

         We expect our revenues to continue to grow as a result of: our ongoing efforts to expand distribution of our branded products; the sales of new products introduced in the fourth quarter of fiscal year 2006; and the publication of the pressure ulcer clinical trial results. We expect these efforts to result in a profit from operations during fiscal year 2007. However, after including non-cash charges for the amortization of debt discount from our 2002-2003 convertible notes and warrants, and non-cash equity-based compensation charges, we expect to report a net loss for fiscal year 2007.

Results of Operations

         The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report.

Fiscal Year Ended January 31, 2006 Compared to Fiscal Year Ended January 31,
2005

         Sales for the fiscal year ended January 31, 2006 were $7,310,500 as compared with $4,727,400 for the fiscal year ended January 31, 2005, an increase of 54.6%. This increase was primarily attributable to an increase in branded product sales to approximately $5,397,100 from $2,959,800. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales increased to approximately $1,913,400 from $1,767,600 for the comparable prior year period.

         Cost of sales for the fiscal year ended January 31, 2006 was $3,523,900 or 48.2% of sales, as compared with $2,307,800 for the fiscal year ended January 31, 2005, or 48.8% of sales. Gross profit percentage increased from 51.2% to 51.8% for the fiscal year ended January 31, 2006 compared to the fiscal year ended January 31, 2005. This increase in gross profit percentage was primarily due to an increase in the sales of branded products.

         Selling, general and administrative expenses for the fiscal year ended January 31, 2006, increased by $840,000 to $3,274,900, from $2,434,900 for the fiscal year ended January 31, 2005. This increase was primarily attributable to an increase in selling and marketing expenses of $457,400. This increase is due to expanded marketing of the Company's branded products. For the fiscal year ended January 31, 2006 selling, general and administrative expenses consisted of personnel costs of $845,600; selling and marketing expenses of $1,600,000; legal and professional costs of $339,900; insurance expense of $174,100; rent expense of $105,900; travel expenses of $90,600 and other operating costs of $118,800.

         For the fiscal year ended January 31, 2006, the Company had operating income of $511,700 as compared to an operating loss of $15,300 for the fiscal year ended January 31, 2005. The operating income for the fiscal year ended January 31, 2006 was primarily due to an increase in gross profit resulting from increased sales of branded products.

         Interest expense was $749,500 for the fiscal year ended January 31, 2006 and interest income was $60,900 as compared to $350,500 and $33,600, respectively, for the fiscal year ended January 31, 2005. The increase in interest expense was primarily due to an increase in the non-cash amortization of debt discount from $81,800 in the prior fiscal year to $526,300 for the fiscal year ended January 31, 2006. (See Note 12-Restatements to the consolidated financial statements)

         The Company incurred a net loss for the fiscal year ended January 31, 2006 of $176,900 or ($0.06) per share compared to a net loss for the fiscal year ended January 31, 2005 of $332,200 or ($0.12) per share. (See Note 12-Restatements to the consolidated financial statements).

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

         Selling, general and administrative expenses for the fiscal year ended January 31, 2005, increased by $445,000 to $2,434,900, from $1,989,900 for the prior year comparable period. This increase was primarily attributable to an increase in selling and marketing expenses of $621,600. This increase is due to expanded marketing of the Company's branded products. For the fiscal year ended January 31, 2005 selling, general and administrative expenses consisted of personnel costs of $819,900; selling and marketing expenses of $1,142,600; legal and professional costs of $102,300; insurance expense of $108,300; and other operating costs of $261,800.

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

Liquidity and Capital Resources

         At January 31, 2006, the Company had cash of $2,361,200 as compared to cash of $2,002,700 at January 31, 2005. At January 31, 2006, approximately 99% of accounts receivable were less than 30 days past due. Cash provided by operations during the fiscal year ended January 31, 2006 was $358,600 as compared to the cash used for operations of $137,200 in the comparable period of the prior fiscal year.

         From April 29, 2003 to August 1, 2003, the Company borrowed $3,127,500 from various individuals and issued its 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, automatically convert at any time prior to maturity if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a conversion rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes will be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes will be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At January 31, 2006, the outstanding balance of the 2003 Notes was $3,052,500 ($527,700 net of unamortized debt discount, See Note 12 to the consolidated financial statements) and the accrued and unpaid interest was approximately $633,200, all of which will become due between April 29 and August 1, 2006 unless converted into shares of the Company's common stock prior to those dates. Given the current price of its shares, the Company expects that the notes and interest will be converted into shares of common stock on or before the due dates of the notes. However, if the notes are not converted into shares of common stock, the Company expects that the proceeds from the exercise of its warrants, when combined with its previously existing cash on hand, will be sufficient to redeem the notes for cash.

         In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. The interest rate was to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales did not exceed projected sales as set forth in the notes, no additional interest will be accrued and the interest previously accrued through April 30, 2005, was reversed. The notes are convertible at any time at a conversion price of $2.25 per share. The notes are unsecured and may be prepaid without penalty. At January 31, 2006, the outstanding balance of the 2003 notes was $250,000 ($5,500 net of unamortized debt discount, See Note 12 to the consolidated financial statements).

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

         If the Company raises additional funds through the issuance of common stock or convertible preferred stock, the percentage ownership of its then-current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of its common stock. If the Company raises additional funds through the issuance of additional debt securities, these new securities could have certain rights, preferences and privileges senior to those of the holders of its common stock, and the terms of these debt securities could impose restrictions on its operations.

Critical Accounting Policies:

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $29,600 and $9,600 at January 31, 2006 and 2005, respectively.

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

Item 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         None

Item 8A: CONTROLS AND PROCEDURES
         -----------------------

         An evaluation was performed, under the supervision and with the participation of management, including the Company's principal executive officer and principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal year covered by this report. Based upon that evaluation, the Company's principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2006, in timely alerting them to material information regarding the Company and its business (including the Company's consolidated subsidiary) that is required to be included in the Company's periodic Securities and Exchange Commission reports.

         There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting during the fiscal quarter ended January 31, 2006.

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

Item 8B. OTHER INFORMATION
         -----------------

         Effective April 17, 2006, the Company entered into an employment agreement with Mr. Francis A. Newman, Chief Executive Officer. (See Notes to Consolidated Financial Statements, Note 11 Commitments and Contingencies).

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

         Information regarding the Company's directors and officers is set forth in "Proposal 1 - Election of Directors" under the caption "Biographical Information Regarding Directors" in the Company's definitive proxy statement for its 2006 Annual Meeting of Shareholders to be held June 7, 2006. Such information is incorporated herein by reference. Information regarding compliance by the Company's directors and executive officers and owners of more than ten percent of common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

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

Item 13. EXHIBITS
         --------

         See the Exhibit Index at the end of this report.

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

Dated:  April 24, 2006             MEDICAL NUTRITION USA, INC.


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


Signature                     Title                                Date
---------                     -----                                ----

/s/ FRANCIS A. NEWMAN         Chairman, Chief Executive Officer   April 24, 2006
---------------------------   and Director
Francis A. Newman


/s/ JEFFREY JANCO             Principal Accounting Officer        April 24, 2006
---------------------------   (Principal Financial Officer)
Jeffrey Janco


/s/ BERNARD KORMAN            Director                            April 24, 2006
---------------------------
Bernard Korman


/s/ ANDREW HOROWITZ           Director                            April 24, 2006
---------------------------
Andrew Horowitz


/s/ MARK H. ROSENBERG         Director                            April 24, 2006
---------------------------
Mark H. Rosenberg

                           MEDICAL NUTRITION USA, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page(s)
                                                                     -------

Report of Independent Registered Public Accounting Firm              F-2

Consolidated Balance Sheets at January 31, 2006 and 2005             F-3

Consolidated Statements of Operations for the Years Ended
January 31, 2006 and 2005                                            F-4

Consolidated Statements of Cash Flows for the Years Ended
January 31, 2006 and 2005                                            F-5

Consolidated Statements of Stockholders' Equity for the
Years Ended January 31, 2006 and 2005                                F-6

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

                                (516) 487-0110

                          Facsimile (516) 487-2928


             Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Medical Nutrition USA, Inc.


         We have audited the accompanying consolidated balance sheets of Medical Nutrition USA, Inc. as of January 31, 2006 and 2005 and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the two years in the period ended January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Nutrition USA, Inc. as of January 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 12, the January 31, 2005 financial statements have been restated.

                                              Goldstein & Ganz, CPA's, PC
Great Neck, NY
April 14, 2006


                           MEDICAL NUTRITION USA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             January 31,
                                                                     ----------------------------
                                                                         2006            2005
                                                                     ------------    ------------
                                                                                    (As Restated)
ASSETS

Current Assets:
     Cash                                                            $  2,361,200    $  2,002,700
     Accounts receivable, net of allowance of $29,600 and
     $9,600 at January 31, 2006 and January 31, 2005, respectively        711,500         498,900
     Inventories                                                          271,700          71,300
     Other current assets                                                  72,400          65,800
                                                                     ------------    ------------

       Total current assets                                             3,416,800       2,638,700

     Fixed assets, net of accumulated depreciation of
     $157,400 and $133,400, respectively                                   83,000          71,900

Other assets:
     Security deposits                                                     15,300          15,300
     Investment in Organics Corporation of America                        125,000         125,000
     Intangible assets, net of amortization                               260,100         205,700
                                                                     ------------    ------------

                                                                     $  3,900,200    $  3,056,600
                                                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                           $    486,100    $    307,200
     Convertible promissory notes, net of discount                        533,200              --
     Accrued interest payable                                             633,200              --
                                                                     ------------    ------------

       Total current liabilities                                        1,652,500         307,200
Non-current Liabilities:
     Convertible promissory notes, net of discount                             --           6,900
     Accrued interest payable                                                  --         410,000
                                                                     ------------    ------------
      Total Liabilities                                                 1,652,500         724,100
                                                                     ------------    ------------
Shareholders' Equity:
     Common stock, $0.001 par value; 20,000,000 shares
       authorized; 3,015,781 and 2,892,965 issued and outstanding
       at January 31, 2006 and January 31, 2005, respectively               3,000           2,900
     Additional paid-in-capital                                        14,835,700      14,743,700
     Accumulated deficit                                              (12,580,600)    (12,403,700)
                                                                     ------------    ------------
                                                                        2,258,100       2,342,900
     Less: treasury stock, at cost                                        (10,400)        (10,400)
                                                                     ------------    ------------
     Total stockholders' equity                                         2,247,700       2,332,500
                                                                     ------------    ------------
                                                                     $  3,900,200    $  3,056,600
                                                                     ============    ============

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Years Ended January 31,
                                                 ---------------------------
                                                     2006           2005
                                                 ------------   ------------
                                                               (As Restated)

Sales                                            $  7,310,500   $  4,727,400
Cost of sales                                       3,523,900      2,307,800

                                                 ------------   ------------
Gross profit                                        3,786,600      2,419,600
                                                 ------------   ------------

Selling, general and administrative expenses        3,274,900      2,434,900

                                                 ------------   ------------
Operating income (loss)                               511,700        (15,300)
                                                 ------------   ------------
Other income (expense):
    Interest income                                    60,900         33,600
    Interest expense                                 (749,500)      (350,500)

                                                 ------------   ------------
Total other income (expense)                         (688,600)      (316,900)
                                                 ------------   ------------
Net (loss)                                       $   (176,900)  $   (332,200)
                                                 ============   ============
Basic and diluted per share data:
Net (loss)                                       $      (0.06)  $      (0.12)
                                                 ============   ============

Weighted average number of shares outstanding       2,930,448      2,821,350
                                                 ============   ============

                 See notes to consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Years Ended January 31,
                                                           ---------------------------
                                                               2006           2005
                                                           ------------   ------------
                                                                         (As Restated)
Operating Activities:
  Net (loss)                                               $   (176,900)  $   (332,200)
  Adjustments to reconcile net cash provided
  by (used for) operating activities:
      Depreciation and amortization expense                      26,700         17,300
      Provision for losses on accounts receivable                20,000          6,300
      Interest expense paid with common stock                        --          1,500
      Interest expense from debt discount amortization          526,300         81,800
  Changes in operating assets and liabilities
      Accounts receivable                                      (232,600)      (343,700)
      Inventory                                                (200,400)        22,600
      Prepaid expenses                                           (6,600)         9,900
      Accounts payable                                          402,100        400,300
      Customer deposits                                              --         (1,000)
                                                           ------------   ------------
Net cash provided by (used for) operating activities            358,600       (137,200)
                                                           ------------   ------------
Investing Activities:
  Acquisition of property and equipment                         (35,100)       (54,900)
  Website development costs                                          --         (5,400)
  Trademark costs                                                (3,400)       (17,500)
  Capitalized patent costs                                      (53,700)      (119,500)
                                                           ------------   ------------
Net cash (used for) investing activities                        (92,200)      (197,300)
                                                           ------------   ------------
Financing Activities:
  Proceeds from exercise of warrants                             83,100             --
  Proceeds from exercise of options                               9,000             --
                                                           ------------   ------------
Net cash provided by financing activities                        92,100             --
                                                           ------------   ------------

Net increase (decrease) in cash                                 358,500       (334,500)
Cash - beginning of period                                    2,002,700      2,337,200
                                                           ------------   ------------

Cash - end of period                                       $  2,361,200   $  2,002,700
                                                           ============   ============
Supplemental information:
  Taxes paid during the period                             $     14,088   $     15,619
                                                           ============   ============

                 See notes to consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      YEARS ENDED JANUARY 31, 2006 AND 2005


                                                  Common Stock            Additional
                                           ---------------------------     Paid-in-      Accumulated       Treasury        Total
                                              Shares         Amount        capital         Deficit          Stock          Equity
                                           ------------   ------------   ------------   ------------    ------------   ------------
Balance at January 31, 2004, as restated      2,783,759   $      2,800   $ 14,661,900   $(12,071,500)   $    (10,400)  $  2,582,800

Conversion of convertible notes
and accrued interest                            109,206            100         81,800                                        81,900

Net (loss), as restated                                                                     (332,200)                      (332,200)
                                           ------------   ------------   ------------   ------------    ------------   ------------

Balance at January 31, 2005, as restated      2,892,965          2,900     14,743,700    (12,403,700)        (10,400)     2,332,500

Exercise of options                              12,000                         9,000                                         9,000

Exercise of warrants                            110,816            100         83,000                                        83,100

Net (loss)                                                                                  (176,900)             --       (176,900)
                                           ------------   ------------   ------------   ------------    ------------   ------------

Balance at January 31, 2006                   3,015,781   $      3,000   $ 14,835,700   $(12,580,600)   $    (10,400)  $  2,247,700
                                           ============   ============   ============   ============    ============   ============

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

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

Recapitalization - Effective as of the close of business on February 7, 2003, the Company implemented a one-for-twenty-five reverse split of the Company's outstanding shares of common stock. The effect of the reverse stock split was to reduce the outstanding shares from 39,109,680 to 1,564,387. The reverse stock split also affected options, warrants and other securities convertible into or exchangeable for shares of the Company's common stock that were issued and outstanding immediately prior to the effective time of the stock combination. All amounts reflected in the January 31, 2006 financial statements give effect to the reverse stock split.

Note 2. Significant Accounting Policies:
        -------------------------------

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of inter-company accounts and transactions for ongoing activities.

Concentration of credit risk - The Company maintains its cash in several bank accounts at one high credit quality financial institution. The balances, at times, may exceed federally insured limits. At January 31, 2006, the Company had approximately $2.2 million in excess of FDIC insured limits.

         The financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable.

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $29,600 and $9,600 at January 31, 2006 and 2005, respectively.

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

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

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

Revenue Recognition - Revenue is recognized when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectibility is reasonably assured. Revenue from product sales is recognized upon shipment of products to customers.

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

         In December 2004, the Financial Accounting Standards Board issued a revision of SFAS 123, Accounting for Stock-Based Compensation, Statement No. 123R. Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will be required to apply the provisions of Statement No. 123R beginning with its fiscal quarter commencing on February 1, 2006, and therefore the Statement had no impact to the consolidated financial statements for the year ended January 31, 2006.

Earnings Per Share - The consolidated financial statement are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "earnings Per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

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

Reclassification - Certain amounts in the January 31, 2005 financial statements maybe reclassified to conform to the January 31, 2006 presentation.

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

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is to be applied prospectively and became effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.

Note 3. Fixed Assets:
        ------------

         Fixed assets consisted of the following at January 31, 2006 and 2005, respectively:

                                                        January 31,
                                                 -------------------------
                                                    2006           2005
                                                 ----------     ----------
         Furniture, fixtures and equipment       $  193,300     $  173,800
         Leasehold improvements                      47,100         31,500
                                                 ----------     ----------
                                                    240,400        205,300
         Less: Accumulated depreciation
                    and amortization                157,400        133,400
                                                 ----------     ----------
                                                 $   83,000     $   71,900
                                                 ==========     ==========

Note 4. Intangible Assets:
        -----------------

         Intangible assets consisted of the following at January 31, 2006 and 2005, respectively:

                                                        January 31,
                                                 -------------------------
                                                    2006           2005
                                                 ----------     ----------
         Patent application costs                $  217,000     $  163,300
         Trademarks                                  44,200         40,800
         Website development costs                    6,300          6,300
                                                 ----------     ----------
                                                    267,500        210,400

         Less: Accumulated amortization               7,400          4,700
                                                 ----------     ----------
                                                 $  260,100     $  205,700
                                                 ==========     ==========


Note 5. Investment in Organics Corporation of America:
        ---------------------------------------------

         On July 31, 2003, the Company entered into an agreement with Organics Corporation of America to purchase 5% of their issued and outstanding capital stock for aggregate consideration of $125,000. In turn Organics Corporation of America agreed to purchase 166,666 shares of the Company's common stock at a purchase price of $0.75 per share for aggregate consideration of $125,000. In addition, Organics Corporation of America agreed to assist the Company to (a) continue to develop and improve products of the Company that have been developed or were in the process of being developed and improved as of July 31, 2003; (b) design, develop, implement, and provide merchantable and marketable products; and (c) maintain the confidentiality of all proprietary product technology (see
Note 11 - "Commitments and Contingencies").

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

Note 6.  Notes Payable:
         -------------

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

2003 8% Convertible Promissory Notes
------------------------------------

         From April 29, 2003 to August 31, 2003, the Company borrowed an additional $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, automatically convert at any time prior to maturity if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes will be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes will be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At January 31, 2006, the outstanding balance of the 2003 Notes was $3,052,500 ($527,700 net of unamortized discount), and the accrued and unpaid interest was approximately $633,200. See Note 12 concerning the debt discount and related amortization for the value of the warrants and conversion feature of the notes.

December 2003 Convertible Promissory Notes
------------------------------------------

In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. Subsequent to the loan transaction one individual became a director of the Company. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock (See Note 8 - Stockholders' Equity). The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

Note 6.  Notes Payable (continued):
         -------------------------

investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. The interest rate was to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales did not exceed projected sales as set forth in the notes, no interest will be accrued. The interest previously accrued through April 30, 2005, was reversed. The notes are convertible at any time at a conversion price per share of $2.25. The notes are unsecured and may be prepaid without penalty. At January 31, 2006, the outstanding balance of the loans was $250,000 ($5,500 net of unamortized debt discount). See Note 12 concerning the debt discount and related amortization for the value of the warrants and conversion feature of the notes.

Notes Payable at January 31, 2006 and 2005 consisted of the following:

                                                         January 31,
                                                 -------------------------
                                                    2006           2005
                                                 ----------     ----------
2003 Convertible promissory notes, bearing
interest at 8% maturing at varying dates
from April 29, through August 1, 2006            $3,052,500     $3,052,500

December 2003 Convertible promissory notes,
maturing in December 2006                           250,000        250,000
                                                 ----------     ----------
                                                  3,302,500      3,302,500
Less: Unamortized debt discount                   2,769,300      3,295,600
                                                 ----------     ----------
                                                    533,200          6,900
Less: current portion                               533,200             --
                                                 ----------     ----------
Long term portion                                        --     $    6,900
                                                 ==========     ==========

Note 7. Major Customers:
        ---------------

         For the year ended January 31, 2006 two customers were responsible for approximately $2,511,900 of sales, representing 34% of the Company's sales. For the year ended January 31, 2005 one customer was responsible for approximately $1,475,100 of sales, representing 31% of the Company's sales.

 Note 8. Lease Commitments:
         -----------------

         The Company leases an office and warehouse facility in New Jersey under a lease, which expires in December 2009. Total gross rental expense, which includes escalations for common area maintenance and real estate taxes, for the years ended January 31, 2006 and 2005 was approximately $114,300 and $96,300, respectively.

The future minimum lease payments inclusive of escalations are as follows:

                  Years Ended January 31,

                          2007                   $  112,600
                          2008                      115,000
                          2009                      117,400
                          2010                      109,800
                                                 ----------
                                                 $  454,800
                                                 ==========

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

Note 8. Lease Commitments (continued):
        -----------------------------

         The Company sublet (on a month-to-month basis) a portion of its facility to various entities for which it received rental income of approximately $8,400 and $43,000 for the years ended January 31, 2006 and 2005, respectively. Since the third quarter of the fiscal year ended January 31, 2006, the Company no longer sublets any portion of its facility.

         The Company leases vehicles and equipment under various operating leases. During the years ended January 31, 2006 and 2005, the total payments under such leases were $10,500 and $8,400, respectively.

         The future minimum lease payments are as follows:

                  Years Ended January 31,

                          2007                   $    9,800
                          2008                        6,300
                          2009                          900
                          2010                          600
                                                 ----------
                                                 $   17,600
                                                 ==========

Note 9. Stockholders' Equity:
        --------------------

Preferred Stock
---------------

         On April 22, 2003, at the annual shareholder meeting, the shareholders approved the authorization of 5,000,000 shares of preferred stock with $0.001 par value per share. The Board of Directors has the power to determine the powers, preferences and rights, and the qualifications, limitations or restrictions, of the authorized and un-issued preferred stock. As of January 31, 2006, no preferred stock was issued.

Common Stock
------------

         During the year ended January 31, 2004, the Company issued 291,000 shares of its common stock valued at $205,900 for the payment of incentive compensation to three of its officers. As further consideration for their efforts, four officers of the Company were issued, in the aggregate, options to purchase 500,000 shares of the Company's common stock at $2.00 per share and two employees were issued, in the aggregate, options to purchase 80,000 shares of the Company's common stock at $1.20 per share. As of January 31, 2006, none of the options were exercised.

         Additionally, during the year ended January 31, 2004, the Company issued 126,500 shares of its common stock in satisfaction of $248,000 of liabilities to certain related parties, which were reflected on the balance sheet at January 31, 2003. In connection with the satisfaction of $245,000 of such liabilities, the Company also issued warrants to purchase 11,625 shares of common stock at an exercise price of $2.50 per share as consideration for accrued interest of $29,100. As of January 31, 2006, none of the warrants were exercised.

Options
-------

         During the year ended January 31, 2006, the Company issued options to purchase 604,400 shares of its common stock with a three-year vesting schedule, at exercise prices ranging from $2.30 to $3.15 per share to its four officers and sixteen other employees as consideration for their efforts. The two members of the Medical Advisory Board were each issued options to purchase 5,000 shares of the Company's common stock, which are immediately exercisable, at an exercise price of $3.15 per share as an annual award. The four members of the Board of Directors were each issued options to purchase 15,000 shares of the Company's commons stock to be vested over one year, at an exercise price of $3.00 per share as an annual award. In addition, three of the four board members who are

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

Note 9. Stockholders' Equity (continued):
        --------------------------------

also committee chairpersons were each issued additional options to purchase 5,000 shares of the Company's common stock also to be vested over one year, at an exercise price of $3.00 per share as consideration for their efforts.

         The following table summarizes the outstanding and exercisable options at January 31, 2006 (contractual life in years):

                                      Options Outstanding               Options exercisable
                                      -------------------               -------------------
                                           Weighted        Weighted                Weighted
                                           average          average                 average
                                          remaining        exercise                exercise
     Range of prices         Number          life            price        Number     price
     ---------------       ---------         -----          ------      ---------   ------
         $0.50-$3.00       3,199,000           7            $ 1.92      1,815,692   $ 1.53
         $3.01-$7.50          52,500          10              3.12         10,000     3.15
        $7.51-$21.88           4,000           4             21.88          4,000    21.88
     -------------------------------------------------------------------------------------
        $0.50-$21.88       3,255,500           7            $ 1.97      1,829,692   $ 1.58
     -------------------------------------------------------------------------------------


         A summary of option transactions for the two years ended January 31, 2006, follows:

                                                                               Weighted
                                                                               Average
                                                          Options          exercise price
     -------------------------------------------------------------------------------------
        Outstanding at January 31, 2004                  1,598,310                    3.59
     -------------------------------------------------------------------------------------
        Granted                                          1,221,500                    2.22
        Exercised                                                -                      --
        Expired or Surrendered                              45,770                    4.78
     -------------------------------------------------------------------------------------
        Outstanding at January 31, 2005                  2,774,040                   $2.96
     -------------------------------------------------------------------------------------
        Granted                                            689,400                    2.76
        Exercised                                           12,000                     .75
        Expired or Surrendered                             195,940                   18.94
     -------------------------------------------------------------------------------------
        Outstanding at January 31, 2006                  3,255,500                   $1.97
     -------------------------------------------------------------------------------------


Pro Forma Fair Value Disclosures

         Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123(R), the Company's income from continuing operations and earnings per share for the years ended January 31, 2006 and 2005, would have been impacted as shown in the following table:

                                                  January 31, 2006        January 31, 2005
------------------------------------------------------------------------------------------
Net Income (loss)
        As reported                                     $ (176,900)             $ (332,200)
        Pro forma                                       $ (626,200)             $ (592,100)
Basic and diluted earnings per share
        As reported                                     $    (0.06)             $    (0.12)
        Pro forma                                       $    (0.22)             $    (0.21)
------------------------------------------------------------------------------------------

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

Note 9. Stockholders' Equity (continued):
        --------------------------------

Class A and Class B Warrants
----------------------------

         In November 2002, in connection with the issuance of its 2002 8% Convertible Promissory Notes, the Company also issued, to the investors of the Notes, Class B common stock purchase warrants exercisable for an aggregate 600,000 shares of the Company's common stock, at $0.75 per share (see Note 6). The Warrants were accelerated to April 14, 2006, and have therefore expired (see
Note 14).

         In July 2003, in connection with the issuance of the Company's 2003 8% convertible promissory notes, the Company also issued, to certain shareholders who purchased 390,000 shares of the Company's common stock with specific anti-dilution provisions in April 2002, Class A common stock purchase warrants exercisable for an aggregate 730,000 shares of the Company's common stock, at $0.50 per share in exchange for foregoing any future rights to additional shares under the anti-dilution provisions (see Note 6). The Warrants were accelerated to April 14, 2006, and have therefore expired (see Note 14).

         In July 2003, in connection with the issuance of the Company's 2003 8% convertible promissory notes, the Company also issued, to the investors of the Notes, Class B common stock purchase warrants exercisable for an aggregate of approximately 4,170,000 shares of the Company's common stock, at $0.75 per share (see Note 6). The Warrants were accelerated to April 14, 2006, and have therefore expired (see Note 14).

         In June 2005, the Class A and Class B Warrants were registered and began trading on the OTC Bulletin Board. The selling securityholders may sell these Warrants from time to time in various types of transactions, including in the principal market on which our warrants are traded or listed or in privately negotiated transactions. At January 31, 2006, approximately 110,800 of the Class B Warrants were exercised. At January 31, 2006, 730,000 of the Class A Warrants and approximately 4,659,200 of the Class B Warrants were outstanding.

Other Warrants
--------------

         In April 2003, in connection with the conversion of the principal amount of various loans from an affiliate, the Company issued to the affiliate, common stock purchase warrants exercisable for an aggregate 11,625 shares of the Company's common stock, at $2.50 per share (see Note 12). The Warrants may be exercised at any time, and from time to time, for a period of three years from issuance (see Note 6). At January 31, 2006, none of the warrants were exercised.

         In April 2003, in connection with the issuance of a fair market value opinion, the Company issued common stock purchase warrants exercisable for an aggregate 50,000 shares of the Company's common stock, at $3.00 per share (see
Note 12). The Warrants may be exercised at any time, and from time to time, for a period of three years from issuance (see Note 6). At January 31, 2006, none of the warrants were exercised.

         In December 2003, in connection with the issuance of the Company's 2003 convertible promissory notes, the Company also issued, to the private investors of the Notes, common stock purchase warrants exercisable for an aggregate 111,111 shares of the Company's common stock, at $3.00 per share (see Note 12). The Warrants may be exercised at any time, and from time to time, for a period of three years from issuance (see Note 6). At January 31, 2006, none of the warrants were exercised.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

Note 9. Stockholders' Equity (continued):
        --------------------------------

2000 Long-Term Incentive Stock Plan
-----------------------------------

         On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the Plan). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR's) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At January 31, 2006, 240,000 option grants were outstanding under the Plan.

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

         Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock. Additionally, the 2003 Plan was increased by 250,000 Common Shares as of January 1, 2004. At the 2004 Annual Meeting the 2003 Plan was amended to provide that as of January 31, of each year, commencing with January 31, 2005, there shall be an automatic increase in the aggregate number of Common Shares reserved for issuance under the 2003 Plan in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At January 31, 2006, 2,556,900 options are issued and outstanding.

Note 10. Income Taxes:
         ------------

         The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carry-forwards due to the uncertainty that future years will provide income to be offset by such available benefits. The Company and its subsidiary have net operating loss carry-forwards of approximately $9,489,600, which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $3,324,500 as of January 31, 2006, with a valuation allowance of an equal amount. The losses expire through 2026.

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

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

Note 11. Commitments and Contingencies (continued):
         -----------------------------------------

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

Employment Contract
-------------------

         Effective April 17, 2006, the Company entered into an employment agreement with Mr. Francis A. Newman, Chief Executive Officer. This agreement renews automatically on April 17 of each succeeding year unless terminated as provided within the terms of the agreement. Under the agreement, Mr. Newman is entitled to a minimum base salary of $185,500 with annual salary increases at the discretion of the Board of Directors, and an annual incentive bonus in an amount up to 100% of base salary if the Company achieves agreed-upon targets. Additionally, Mr. Newman is entitled to various other benefits (such as travel allowance and participation in employee benefit plans).

Bonus Plan
----------

         On June 7, 2005, the Company approved a bonus plan for officers based 50% on sales and 50% on EBITDA, with annual targets to be set at the level of the annual operating plan approved by the Board of Directors. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded.

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

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

Note 12. Restatement (continued):
         -----------------------

         The effect of the restatement on the opening balances at February 1, 2003 is to increase paid-in capital by $450,000 and to record on the balance sheet a debt discount of $450,000.

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

         The restatements for the interim periods ended April 30, 2004, July 31, 2004 and October 31, 2004 and the year ended January 31, 2005 are summarized as follows:

Balance
Sheets:
-------
                       April 30, 2004                July 31, 2004               October 31, 2004             January 31, 2005
                ---------------------------   ---------------------------  ---------------------------  --------------------------
                  Previously        As          Previously        As         Previously        As         Previously       As
                   reported      restated        reported      restated       reported      restated       reported     restated
                ---------------------------   ---------------------------  ---------------------------  --------------------------
Total assets    $  2,970,300   $  2,970,300   $  3,021,100   $  3,021,100  $  2,992,700   $  2,992,700  $  3,056,600  $  3,056,600

 Convertible
       notes
     payable       3,377,500            300      3,377,500            900     3,340,000          2,500     3,302,500         6,900

       Total
 liabilities       3,830,200        453,000      3,905,200        528,600     3,937,600        600,100     4,019,700       724,100

  Additional
     paid-in
     capital      10,834,400     14,661,900     10,834,400     14,661,900    10,874,900     14,702,400    10,916,200    14,743,700

 Accumulated
     deficit     (11,686,700)   (12,137,000)   (11,710,900)   (12,161,800)  (11,812,200)   (12,302,200)  (11,871,800)  (12,403,700)

       Total
stockholders
      equity        (859,900)     2,517,300       (884,100)     2,492,500      (944,900)     2,392,600      (963,100)    2,332,500

       Total
 liabilities
         and
stockholders
      equity'      2,970,300      2,970,300      3,021,100      3,021,100     2,992,700      2,992,700     3,056,600     3,056,600

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

Note 12. Restatement (continued):
         -----------------------

Statements of Operations:
------------------------
                                  Three months ended            Three months ended            Three months ended
                                    April 30, 2004                July 31, 2004                October 31, 2004
                             ---------------------------   ---------------------------   ---------------------------
                              Previously         As         Previously         As         Previously         As
                               Reported       Restated       Reported       Restated       Reported       Restated
                             ------------   ------------   ------------   ------------   ------------   ------------
Interest expense, net        $    (66,600)  $    (66,800)  $    (67,700)  $    (68,300)  $    (67,200)  $   (106,300)
Net loss                          (65,300)       (65,500)       (24,200)       (24,800)      (101,300)      (140,400)
Loss per share, basic and
diluted                             (0.02)         (0.02)         (0.01)         (0.01)         (0.04)         (0.05)


                                   Six months ended               Nine months ended              Year ended
                                    July 31, 2004                 October 31, 2004            January 31, 2005
                             ---------------------------   ---------------------------   ---------------------------
                              Previously         As         Previously         As         Previously         As
                               Reported       Restated       Reported       Restated       Reported       Restated
                             ------------   ------------   ------------   ------------   ------------   ------------
Interest expense, net        $   (134,400)  $   (135,100)  $   (201,600)  $   (241,400)  $   (268,700)  $   (350,500)
Net loss                          (89,500)       (90,300)      (190,800)      (230,700)      (250,400)      (332,200)
Loss per share, basic and
diluted                             (0.03)         (0.03)         (0.07)         (0.08)         (0.09)         (0.12)

         In accordance with the accounting pronouncements as discussed above the Company has calculated discounts to the convertible notes for the value of the warrants (as determined using the Black-Scholes pricing model) and for the intrinsic value of the conversion features (using the most recent quoted market price of the Company's common stock prior to the issuance of each note). As a result, the discounts recorded by the Company are equal to the face value of the notes on the date of issuance. Accordingly, the net carrying value of the notes on the date of issuance is zero. Further, in accordance with the accounting pronouncements and based upon the terms of the notes, the Company is required to accrete the discounts over the term of the notes using the effective interest rate method. This results in accreting the discounts in a manner that increases the net carrying value of the notes from zero to their face value over the three-year term of the notes at a constant calculated interest rate. The rates calculated to achieve this accretion range from 367.4% to 567.3%. Additionally, upon the conversion of a note, the Company is required to record a charge to interest expense for the remaining unamortized discount corresponding to the converted note.

         As a result, if no notes are converted between the balance sheet date and the maturity date of the notes, the Company will record non-cash charges to interest expense as follows:

                                                     Non-cash Interest
               Accounting Period                      Interest Charge
               -----------------                      ---------------
         Quarter Ended April 30, 2006                 $     1,096,900
         Quarter Ended July 31, 2006                        1,529,200
         Quarter Ended October 31, 2006                        80,800
         Quarter Ended January 31, 2007                       124,700
                                                      ---------------
         Total Future Non-cash Interest Charges       $     2,831,600
                                                      ===============

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

Note 13. Quarterly Results of Operations (unaudited):
         -------------------------------------------

         Below is a summary of the quarterly results of operations (as restated
- See Note 12) for each quarter of the years ended January 31, 2006 and 2005:

2006                       First          Second         Third         Fourth
----                   -----------    -----------    -----------    -----------
Sales                  $ 1,547,500    $ 1,925,700    $ 1,937,300    $ 1,900,000
Gross profit               815,000        991,900        991,000        988,700
Net income (loss)           (3,600)        55,600        (25,900)      (203,000)

Net income (loss)
per common share             (0.00)          0.02          (0.01)         (0.07)

2005
----
Sales                  $ 1,240,700    $ 1,116,800    $ 1,091,100    $ 1,278,800
Gross profit               605,100        552,000        584,700        677,800
Net income (loss)          (65,500)       (24,800)      (140,400)      (101,500)

Net income (loss)
per common share             (0.02)         (0.01)         (0.05)         (0.04)

Note 14. Subsequent Events:
         -----------------

         On February 13, 2006, the Company announced that pursuant to Section
3.10 of the Class A and Class B Warrant Agreements, dated as of June 28, 2005, between Medical Nutrition USA, Inc. (the "Company") and the holders of the Company's Class A and Class B Warrants (the "Warrant Holders"), the Company had the option to require that the Warrant Holders exercise their Class A and Class B Warrants if the reported sales price of the Company's common stock had been at or above $4.00 per share for any ten (10) consecutive trading days during the thirty day period immediately preceding the date of the Warrant Call Notice (the "Notice"). The common stock of the Company traded at or above $4.00 per share from January 23, 2006 through February 10, 2006, satisfying such condition.

         The Company exercised its option to require that all outstanding Class A and Class B Warrants be exercised by the Warrant Holders by no later than forty-five days after the date of the Warrant Call Notice in accordance with the terms of Section 3.10 of the Class A and Class B Warrant Agreements.

         As a result, the expiration date was 5:00 P.M. EST March 30, 2006 to exercise the Class A and Class B Warrants, in whole or in part. Any unexercised Class A and Class B Warrants would expire, and any remaining rights under such Class A and Class B Warrants would terminate and be of no further force or effect.

         On March 17, 2006, the Company extended the date for its Class A and Class B warrants from 5:00 PM EST on March 30, 2006 to 5:00 PM EST on April 14, 2006. All remaining terms and conditions of the warrant acceleration, except for the revised date by which they must be exercised, remained as previously announced on February 13th, 2006. All unexercised Class A and Class B warrants expired on April 14, 2006.

         The number of warrants exercised was 5,476,192. As of April 18, 2006, the company had received proceeds of $3,924,644 from the exercise of the Class A and Class B warrants.

                                  Exhibit Index
                                  -------------

Exhibit      Description

  3.1 Certificate of Incorporation of Medical Nutrition USA, Inc., dated March 23, 2003 (1)

  3.2        Bylaws of Medical Nutrition USA, Inc., as adopted March 7, 2003 (2)

  4.1 Form of convertible 8% Notes dated July 31, 2003 between Medical Nutrition USA, Inc. and certain investors (3)

  4.2 Form of Convertible Promissory Note dated December 5, 2003 between Medical Nutrition USA, Inc. and certain investors (4)

  4.3        Form of Class A Warrant Agreement and related Warrant Certificate*

  4.4        Form of Class B Warrant Agreement and related Warrant Certificate*

  4.5 Warrant to Purchase Shares of Common Stock dated as of April 1, 2003 between Medical Nutrition USA, Inc. (f/k/a Gender Sciences, Inc.) and Kirlin Securities, Inc.*

  4.6 Common Stock Purchase Warrant dated as of April 22, 2003 between Medical Nutrition USA, Inc. and Unity Venture Capital Associates, Ltd.*

  5.1        Opinion of Foley & Lardner LLP.*

 10.1        2000 Long term Incentive Plan (5) #

 10.2        2003 Omnibus Equity Incentive Plan (6) #

 10.3 Employment Agreement dated March 1, 2003 by and between Medical Nutrition USA, Inc. and Francis A. Newman (7) **, #

 10.4 Form of Subscription Agreement dated July 31, 2003 between Medical Nutrition USA, Inc. and Organics Corporation of America (8)

 10.5 Form of Subscription Agreement dated July 31, 2003 between Organics Corporation of America and Medical Nutrition USA, Inc. (9)

 10.6 Ofice Lease dated October 4, 1984 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and Van Brunt Associates, L.P. (10)

 10.7 First Amendment to Office Lease dated October 24, 1994 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and Van Brunt Associates, LP (11)

 10.8 Lease Extension Letter Agreement dated November 17, 1999 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and First Industrial Realty Trust, Inc. (12)

 10.9 Second Amendment to Office Lease dated September 9, 2004 by and between Medical Nutrition USA, Inc. and The Realty Associates Fund VI, L.P. (13)

 10.10       Executive Bonus Program effective January 1, 2005 (14) #

 21.1        Subsidiaries of Medical Nutrition USA, Inc. (15)

 23.1 Consent of Goldstein & Ganz, P.C., Independent Registered Public Accounting Firm.**

 23.2        Consent of Foley & Lardner LLP (included in Exhibit 5.1).

 24.1 Power of Attorney (included on the signature page of the Registration Statement).

 31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
             **

 31.2        Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting
             Officer. **

 32.1        Certificate of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350. **

 32.2        Certificate of Principal Accounting Officer pursuant to 18 U.S.C.
             Section 1350. **

*  Previously filed.

** Filed herewith.

#  Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 2003.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 2003

(5) Incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be held October 19, 2000.

(6) Incorporated by reference from the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be held June 8, 2004.

(7) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

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

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 2005.

(15) Incorporated by reference from the Company's annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.