Form 10QSB
period 2006-04-30
MEDICAL NUTRITION USA INC
filed 2006-06-14
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2006

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

                10,141,769 shares of Common Stock at June 7, 2006

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           MEDICAL NUTRITION USA, INC.

                               FORM 10QSB - INDEX




                                                                         Page(s)
                                                                         -------

PART I.  FINANCIAL INFORMATION                                               3

Item 1.  Financial Statements

         Consolidated Balance Sheets at April 30, 2006 (unaudited)
          and January 31, 2006                                               3

         Consolidated Statements of Operations for the Three
          Months Ended April 30, 2006 and 2005 (unaudited)                   4

         Consolidated Statements of Cash Flows for the Three
          Months Ended April 30, 2006 and 2005 (unaudited)                   5

         Consolidated Statement of Stockholders' Equity for the Three
          Months Ended April 30, 2006 (unaudited)                            6

         Notes to Condensed Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         15

Item 3.  Controls and Procedures                                            17

PART II.OTHER INFORMATION

Item 1.  Legal Proceedings                                                  18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        18

Item 3.  Defaults Upon Senior Securities                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 5.  Other Information                                                  18

Item 6.  Exhibits                                                           19

Signatures                                                                  20


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           MEDICAL NUTRITION USA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                         APRIL 30,      JANUARY 31,
                                                                           2006            2006
                                                                       ------------    ------------
                                                                              (Unaudited)
ASSETS
Current Assets:
    Cash                                                             $  6,330,900    $  2,361,200
    Accounts receivable, net of allowance of $36,400  and
    $29,600 at April 30, 2006 and January 31, 2006, respectively          874,400         711,500
    Inventory                                                             271,900         271,700
    Other current assets                                                  134,300          72,400
                                                                     ------------    ------------
         Total current assets                                           7,611,500       3,416,800

Fixed Assets, net of accumulated depreciation of
    $163,300 and $157,400, respectively                                    85,100          83,000

Other assets:
    Security deposits                                                      15,300          15,300
    Investment in Organics Corporation of America                         125,000         125,000
    Intangible assets, net of amortization                                262,700         260,100
                                                                     ------------    ------------

                                                                     $  8,099,600    $  3,900,200
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                            $    678,600    $    486,100
    Convertible promissory notes                                          669,000         533,200
    Accrued interest payable                                              443,500         633,200
                                                                     ------------    ------------
         Total current liabilities                                      1,791,100       1,652,500

Stockholders' Equity:
    Common stock, $0.001 par value; 20,000,000 shares
    authorized; 10,116,769 and 3,015,781  issued
    at April 30, 2006 and January 31, 2006, respectively                   10,100           3,000
    Additional paid-in-capital                                         20,085,800      14,835,700
    Accumulated deficit                                               (13,777,000)    (12,580,600)
                                                                     ------------    ------------
                                                                        6,318,900       2,258,100
    Less: treasury stock, at cost                                         (10,400)        (10,400)
                                                                     ------------    ------------
    Total stockholders' equity                                          6,308,500       2,247,700
                                                                     ------------    ------------
                                                                     $  8,099,600    $  3,900,200
                                                                     ============    ============

            See notes to condensed consolidated financial statements


                           MEDICAL NUTRITION USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED
                                                                APRIL 30,
                                                      ----------------------------
                                                          2006            2005
                                                      ------------    ------------
                                                      (Unaudited)     (Unaudited)
Sales                                                 $  2,177,100    $  1,547,500
Cost of sales                                              999,300         732,000

                                                      ------------    ------------
Gross profit                                             1,177,800         815,500
                                                      ------------    ------------

Selling, general and administrative expenses             1,151,900         779,900

                                                      ------------    ------------
Operating income                                            25,900          35,600
                                                      ------------    ------------

Other income (expense):
    Interest income                                         32,300          11,700
    Interest expense                                    (1,232,800)        (49,500)

                                                      ------------    ------------
Total other (expense)                                   (1,200,500)        (37,800)
                                                      ------------    ------------

(Loss) before income taxes                              (1,174,600)         (2,200)

Income tax expense                                         (21,800)         (1,400)

                                                      ------------    ------------
Net (loss)                                            $ (1,196,400)   $     (3,600)
                                                      ------------    ------------

Basic and diluted per share data:
Net (loss)                                            $      (0.22)   $      (0.00)
                                                      ============    ============

Weighted average number of shares outstanding            5,470,987       2,904,695
                                                      ============    ============

            See notes to condensed consolidated financial statements


                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS ENDED
                                                                              APRIL 30,
                                                                     ----------------------------
                                                                         2006            2005
                                                                     ------------    ------------
                                                                     (Unaudited)     (Unaudited)
Operating Activities:
   Net (loss)                                                        $ (1,196,400)   $     (3,600)
   Adjustments to reconcile net(loss) to net cash provided by operating activities:
       Depreciation and amortization expense                                6,700           6,100
       Provision for losses on accounts receivable                          6,800           6,500
       Interest expense from debt discount amortization                 1,232,800          13,200
       Stock based compensation                                           182,200              --
       Stock award                                                            500              --
   Changes in operating assets and liabilities
       Accounts receivable                                               (169,700)       (135,900)
       Inventory                                                             (200)         (8,000)
       Other current assets                                               (61,900)         39,100
       Accounts payable and accrued expenses                              192,500         147,900

                                                                     ------------    ------------
Net cash provided by operating activities                                 193,300          65,300
                                                                     ------------    ------------

Investing Activities:
   Acquisition of fixed assets                                             (8,000)         (6,900)
   Trademark costs                                                           (100)             --
   Capitalized patent and other deferred costs                             (3,400)        (41,100)
                                                                     ------------    ------------
Net cash (used in) investing activities                                   (11,500)        (48,000)
                                                                     ------------    ------------

Financing Activities:
   Proceeds from exercise of warrants, net of expenses of $68,600       3,787,900              --
   Proceeds from exercise of options                                           --           9,000
                                                                     ------------    ------------
Net cash provided by financing activities                               3,787,900           9,000
                                                                     ------------    ------------

Net increase in cash                                                    3,969,700          26,300
Cash - beginning of period                                              2,361,200       2,002,700
                                                                     ------------    ------------

Cash - end of period                                                 $  6,330,900    $  2,029,000
                                                                     ============    ============
Supplemental information:
   Taxes paid during the period                                      $     21,800    $      1,434
                                                                     ============    ============
   Conversion of debt to equity
   Face amount of $1,042,500 with accrued interest of $244,100 during the quarter ended April 30, 2006

            See notes to condensed consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED APRIL 30, 2006

                                   (UNAUDITED)

                                                  Common Stock            Additional
                                           ---------------------------     Paid-in       Accumulated      Treasury        Total
                                              Shares         Amount        capital         Deficit         Stock          Equity
                                           ------------   ------------   ------------   -------------   ------------   ------------
Balance at January 31, 2006                   3,015,781   $      3,000   $ 14,835,700   $ (12,580,600)  $    (10,400)  $  2,247,700

Conversion of convertible notes and
accrued interest                              1,715,512          1,700      1,284,900                                     1,286,600

Exercise of warrants, net of expenses
of $68,600                                    5,385,376          5,400      3,782,500                                     3,787,900

Stock award                                         100                           500                                           500

Stock compensation cost                                                       182,200                                       182,200

Net (loss)                                                                                 (1,196,400)                   (1,196,400)

                                           ----------------------------------------------------------------------------------------
Balance at April 30, 2006                    10,116,769   $     10,100   $ 20,085,800   $ (13,777,000)  $    (10,400)  $  6,308,500
                                           ========================================================================================

           See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2006

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

         The accompanying condensed consolidated financial statements of Medical Nutrition USA, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. Operating results for the three month period ending April 30, 2006 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 31, 2007. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the company's Annual Report on Form-10KSB for the fiscal year ended January 31, 2006.

Note 2.  Significant Accounting Policies:
         -------------------------------

Concentration of credit risk - The Company maintains its cash in several bank accounts at two high credit quality financial institutions. The balances exceed federally insured limits. At April 30, 2006, the Company had approximately $6.1 million in excess of FDIC insured limits.

         The financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable.

Share-Based Compensation
------------------------

         Effective February 1, 2006, the Company adopted SFAS No.123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the three months ended April 30, 2006 includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 for the portion vesting in the quarter ended April 30, 2006; and 2) compensation cost for all share based payments granted on or after February 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective transition method, the Company has not restated prior period results.

         For the three months ended April 30, 2006, the Company recognized share-based compensation cost of $182,200 included in selling, general and administrative expense. The Company did not capitalize any share-based compensation cost.

         As a result of adopting Statement 123(R), net loss for the three months ended April 30, 2006 was $182,200 higher, than if the Company had continued to account for share-based compensation under APB 25. The effect of adopting Statement 123(R) on basic and diluted earnings per share for the three months ended April 30, 2006 was $(0.03) per share.

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2006

Note 2.  Significant Accounting Policies (continued):
         -------------------------------------------

Prior to adopting Statement 123(R), the Company presented the tax benefit, if any, of stock option exercises as operating cash flows. Statement 123(R) requires that tax benefits, if any, resulting from tax deductions in excess of the compensation cost recognized for those options be classified as financing cash flows.

Statement 123(R) also requires companies to calculate an initial "pool" of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under Statement 123(R). The "pool" includes the net excess tax benefits that would have been recognized if the Company had adopted Statement 123 for recognition purposes on its effective date.

         The Company has elected to calculate the "pool" of excess tax benefits under the alternative transition method described in FASB Staff Position ("FSP") No. FAS123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards," which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three months ended April 30, 2006.

         The following table illustrates the effect on net income and net income per share as if the fair-value-based method under SFAS 123 had been applied. Option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts.

                                                                               Quarter Ended
                                                                               April 30, 2005
                                                                               ---------------
Net loss, as reported                                                          $        (3,600)
Add: Stock based employee compensation expense included in reported net
   loss, net of related tax effects                                                         --
Deduct: Stock based employee compensation expense determined under fair
   value based method for all awards, net of related tax effects                      (112,300)
                                                                               ---------------
Pro forma net loss                                                             $      (115,900)
                                                                               ===============
Loss per share:
   Basic and Diluted--as reported                                              $         (0.00)
                                                                               ===============
   Basic and Diluted--pro forma                                                $         (0.04)
                                                                               ===============

         As noted above, the Company has shareholder-approved stock incentive plans for employees under which the Company has granted non-qualified and incentive stock options. Options granted under these plans have generally been at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a one-year period and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans).

         As of April 30, 2006, there was $1,182,800 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock incentive plan of which the costs expected to be recognized are $ 667,600 in fiscal year ended January 31, 2007 and $ 515,200 in fiscal year ended January 31, 2008.

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2006

Note 2.  Significant Accounting Policies (continued):
         -------------------------------------------

         For the three months ended April 30, 2006, expected volatility was based on both historical volatility and implied volatility of the Company's stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends.

         For the three months ended April 30, 2005, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company estimated the fair value of options awarded during the quarter ended April 30, 2006 using the following assumptions.


Expected term until exercised, years                          6
Expected stock price volatility, average                      30%
Risk-free interest rate, zero coupon U.S. Treasury Notes      5%
Expected Dividend Yield                                       0
Weighted-average fair value per option                        $2.45


A summary of option activity as of April 30, 2006 and changes during the three months then ended is presented below:

                                                                  Weighted
                                                                   Average
                                                                  exercise
                                                  Options            price
     ---------------------------------------------------------------------
     Outstanding at January 31, 2006             3,255,500    $       1.97
     ---------------------------------------------------------------------
     Granted                                        47,700            4.60
     Exercised                                          --              --

     Expired or Surrendered                        (69,100)           3.14
     ---------------------------------------------------------------------
     Outstanding at April 30, 2006               3,234,100    $       1.98
     ---------------------------------------------------------------------

During the three months ended April 30, 2006, the Company issued options to purchase 42,700 shares of its common stock with a three year vesting schedule at exercise prices ranging from $4.55 to $4.75 per share to 11 employees as consideration for their efforts. One member of the Medical Advisory Board was issued an annual award of options to purchase 5,000 shares of the Company's common stock which are immediately exercisable at an exercise price of $4.60 per share.

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2006

Note 3.  Fixed Assets:
         ------------

         Fixed assets consisted of the following at April 30, 2006 and January 31, 2006, respectively:

                                                   April 30,      January 31,
                                                 ----------------------------
                                                     2006            2006
                                                 ------------    ------------
         Furniture, fixtures and equipment       $    201,300    $    193,300
         Leasehold improvements                        47,100          47,100
                                                 ------------    ------------
                                                      248,400         240,400
         Less:  Accumulated depreciation
                    and amortization                  163,300         157,400
                                                 ------------    ------------
                                                 $     85,100    $     83,000
                                                 ============    ============

Note 4.  Intangible Assets:
         -----------------

         Intangible assets consisted of the following at April 30, 2006 and January 31, 2006, respectively:

                                                   April 30,      January 31,
                                                 ----------------------------
                                                     2006            2006
                                                 ------------    ------------
  Patent application and other deferred costs    $    220,300    $    217,000
  Trademarks                                           44,300          44,200
  Website development costs                             6,300           6,300
                                                 ------------    ------------

                                                 $    270,900    $    267,500

  Less Accumulated amortization                         8,200           7,400
                                                 ------------    ------------

                                                 $    262,700    $    260,100
                                                 ============    ============

Other deferred costs are being amortized on a straight line basis over a five year period.

Note 5.  Notes Payable:
         -------------

2003 8% Convertible Promissory Notes
------------------------------------

         From April 29, 2003 to August 31, 2003, the Company borrowed $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, if any, automatically convert at any time prior to maturity if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes will be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes will be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2006

Note 5.  Notes Payable (continued):
         --------------------------

and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. In March through April 2006, $1,042,500 of the 2003 Notes and accrued interest of $244,100 were converted into 1,715,512 shares of common stock. At April 30, 2006, the outstanding principal balance of the 2003 Notes was $2,010,000 ($653,200 net of unamortized discount) and the accrued and unpaid interest was approximately $443,500.

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

The notes are unsecured and may be prepaid without penalty. At April 30, 2006, the outstanding principal balance of the loans was $250,000 ($15,800 net of unamortized debt discount).

Notes Payable at April 30, 2006 and January 31, 2006 consisted of the following:

                                                   April 30,      January 31,
                                                 ----------------------------
                                                     2006            2006
                                                 ------------    ------------
2003 Convertible promissory notes, bearing       $  2,010,000    $  3,052,500
interest at 8% maturing at varying dates from April 29, through August 1, 2006

December 2003 Convertible promissory notes,
maturing in December 2006                             250,000         250,000
                                                 ------------    ------------

                                                    2,260,000       3,302,500
Less: unamortized debt discount                     1,591,000       2,769,300
                                                 ------------    ------------
                                                      669,000         533,200
Less: current portion                                 669,000         533,200
                                                 ------------    ------------
Long term portion                                $         --    $         --
                                                 ============    ============

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2006

Note 6.  Major Customers:
         ---------------

         For the three months ended April 30, 2006, two customers were responsible for approximately $560,700 in sales, representing 26% of the Company's sales. These two customers accounted for approximately $367,000 of the outstanding accounts receivable as of April 30, 2006.

         For the three months ended April 30, 2005 two customers were responsible for approximately $494,300 in sales, representing 32% of the Company's sales.

Note 7.  Stockholders' Equity:
         --------------------

Class A and Class B Warrants
----------------------------

         In November 2002, in connection with the issuance of its 2002 8% Convertible Promissory Notes, the Company also issued, to the investors of the Notes, Class B common stock purchase warrants exercisable for an aggregate 600,000 shares of the Company's common stock, at $0.75 per share. The expiration date of these warrants was accelerated to April 14, 2006, in accordance with the terms of the warrants. Additional information with respect to the expiration date acceleration is provided below. All of these warrants were exercised prior to expiration.

         In July 2003, in connection with the issuance of the Company's 2003 8% convertible promissory notes, the Company also issued, Class A common stock purchase warrants exercisable for an aggregate 730,000 shares of the Company's common stock, at $0.50 per share. These warrants were issued to certain shareholders who purchased shares of common stock in April 2002 in exchange for surrender of certain anti-dilution rights granted in the April 2002 transaction. The expiration date of these warrants was accelerated to April 14, 2006, in accordance with the terms of the warrants. All of these warrants were exercised prior to expiration.

         In July 2003, in connection with the issuance of the Company's 2003 8% convertible promissory notes, the Company also issued, to the investors of the Notes, Class B common stock purchase warrants exercisable for an aggregate of approximately 4,170,000 shares of the Company's common stock, at $0.75 per share. The expiration date of these warrants was accelerated to April 14, 2006, in accordance with the terms of the warrants. Approximately 99% of these warrants were exercised prior to expiration and approximately 1% of these warrants expired on April 14, 2006.

         In June 2005, the resale of the Class A and Class B Warrants by the holders thereof was registered under the Securities Act of 1933, as amended, and these warrants began trading on the OTC Bulletin Board. The registration statement enabled the selling security holders to sell these Warrants, from time to time in various types of transactions, including in the principal market on which our warrants were traded or in privately negotiated transactions.

         On February 13, 2006, the Company announced that pursuant to Section
3.10 of each of the Class A and Class B Warrant Agreements, dated as of June 28, 2005, between Medical Nutrition USA, Inc. (the "Company") and the holders of the Company's Class A and Class B Warrants (the "Warrant Holders"), the Company had the option to require that the Warrant Holders exercise their Class A and Class B Warrants if the reported sales price of the Company's common stock had been at or above $4.00 per share for any ten (10) consecutive trading days during the thirty day period immediately preceding the date of the Warrant Call Notice .The common stock of the Company traded at or above $4.00 per share from January 23, 2006 through February 10, 2006, satisfying such condition. The Company exercised

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2006

Note 7.  Stockholders' Equity (continued):
         --------------------------------

its option to require that all outstanding Class A and Class B Warrants be exercised by the Warrant Holders by no later than forty-five days after the date of the Warrant Call Notice in accordance with the terms of Section 3.10 of the Class A and Class B Warrant Agreements. As a result, the expiration date to exercise the Class A and Class B Warrants, in whole or in part was accelerated to 5:00 PM EST on March 30, 2006. After that date and time, any unexercised Class A and Class B Warrants would expire, and any remaining rights under such Class A and Class B Warrants would terminate and be of no further force or effect. On March 17, 2006, the Company extended the expiration date for its Class A and Class B warrants from 5:00 PM EST on March 30, 2006 to 5:00 PM EST on April 14, 2006. All remaining terms and conditions of the warrant acceleration, except for the revised date by which they must be exercised, remained as previously announced on February 13th, 2006. All unexercised Class A and Class B warrants expired immediately after 5:00 PM EST on April 14, 2006. For the three months ended April 30, 2006, the warrant holders exercised Class A and Class B warrants and received 5,385,376 shares of our common stock. The Company received $3,787,900 for such shares of Common Stock net of expenses of $68,600.

2000 Long-Term Incentive Stock Plan
-----------------------------------

         On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the Plan). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR's) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At April 30, 2006, 240,000 option grants were outstanding under the Plan.

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

Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock. Additionally, the 2003 Plan was increased by 250,000 Common Shares as of January 1, 2004. At the 2004 Annual Meeting the 2003 Plan was amended to provide that as of January 31, of each year, commencing with January 31, 2005, there shall be an automatic increase in the aggregate number of Common Shares reserved for issuance under the 2003 Plan in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised

                           MEDICAL NUTRITION USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2006

Note 7.  Stockholders' Equity (continued):
         --------------------------------

or settled, as applicable, during the immediately preceding fiscal year. At April 30, 2006, 2,522,400 options are issued and outstanding.

Note 8.  Income Taxes:
         ------------

         The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carry-forwards due to the uncertainty that future years will provide income to be offset by such available benefits. The Company and its subsidiary have net operating loss carry-forwards of approximately $9,486,400 which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $3,320,300 as of April 30, 2006, with a valuation allowance of an equal amount. The losses expire through 2025.

Note 9.  Commitments and Contingencies:
         -----------------------------

Government Regulations
----------------------

         The Company's nutritional and health products are produced by third parties under applicable government regulations. The Company depends upon its vendors to comply with such regulations. Failure by such vendors to comply with the applicable regulations could result in fines and/or seizure of the food products. Presently, the Company is not a party to any such lawsuits.

Note 10. Bonus Plan
         ----------

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

         For a detailed description of factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in Part I, Item 1-Business of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2006.

Results of Operations

         The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report.

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005

         Sales for the three months ended April 30, 2006 were $2,177,100 as compared with $1,547,500 for the three months ended April 30, 2005, an increase of 40.7%. This increase was primarily attributable to an increase in branded product sales to approximately $1,771,000 from $1,112,500. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased to approximately $406,100 from $435,000 for the comparable prior year period.

         Cost of sales for the three months ended April 30, 2006 was $999,300 or 45.9% of sales, as compared with $732,000 for the three months ended April 30, 2005, or 47.3% of sales. Gross profit percentage increased from 52.7% to 54.1% for the three months ended April 30, 2006 compared to the three months ended April 30, 2005. This increase in gross profit percentage was primarily due to an increase in the sales of branded products.

         Selling, general and administrative expenses for the three months ended April 30, 2006, increased by $372,000 to $1,151,900, from $779,900 for the three months ended April 30, 2005. This increase was primarily attributable to an expense of $182,200 for stock based compensation. There was also an increase in selling and marketing expenses of approximately $49,200 (inclusive of $2,100 for stock based compensation), which is due to expanded marketing of the Company's branded products and an increase in personnel costs of approximately $335,200, which includes a stock based compensation expense of $180,100 and management bonus accrual of $99,800. For the three months ended April 30, 2006 selling, general and administrative expenses consisted of personnel costs of $509,500; selling and marketing expenses of $456,200; legal and professional costs of $54,400; insurance expense of $30,900; rent expense of $30,100; travel expenses of $19,000 and other operating costs of $51,800.

         For the three months ended April 30, 2006, the Company had operating income of $25,900 as compared to operating income of $35,600 for the three months ended April 30, 2005. The operating income for the three months ended April 30, 2006 decreased primarily due to the increased expense of $182,200 for stock based compensation from the prior period referred to above.

         Interest expense was $1,232,800 for the three months ended April 30, 2006 and interest income was $32,300 as compared to $49,500 and $11,700, respectively, for the three months ended April 30, 2005. The increase in interest expense of $1,183,300 was primarily due to an increase in the non-cash amortization of debt discount associated with our 2003 8% Convertible Promissory Notes.

         The Company incurred a net loss for the three months ended April 30, 2006 of $1,196,400 or ($0.22) per share compared to a net loss for the three months ended April 30, 2005 of $3,600 or ($0.00) per share.

Liquidity and Capital Resources

         At April 30, 2006, the Company had cash of $6,330,900 as compared to cash of $2,361,200 at January 31, 2006. At April 30, 2006, approximately 99% of accounts receivable were less than 30 days past due. Cash provided by operations during the three months ended April 30, 2006 was $193,300 as compared to cash provided by operations of $65,300 in the comparable period of the prior fiscal year. Included in the quarter ended April 30, 2006 was non cash interest expense from debt discount, amortization of $1,232,800.

         From April 29, 2003 to August 1, 2003, the Company borrowed $3,127,500 from various individuals and issued its 2003 Notes. Each of the 2003 Notes evidencing the loans is substantially the same, other than the principal amount thereof. The 2003 Notes are for a term of three years. The 2003 Notes, including accrued and unpaid interest, are convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The 2003 Notes, including accrued and unpaid interest, automatically convert at any time prior to maturity if the Company completes an equity financing in which the Company obtains net proceeds of $2,000,000 or more, at a conversion rate that is the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing is equal to or less than $0.75, the 2003 Notes will be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing is more than $0.75, the 2003 Notes will be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. At April 30, 2006, the outstanding balance of the 2003 Notes was $2,010,000 ($653,200 net of unamortized debt discount) and the accrued and unpaid interest was approximately $443,500, all of which will become due between April 29 and August 1, 2006 unless converted into shares of the Company's common stock prior to those dates. Given the current price of its shares, the Company expects that the notes and interest will be converted into shares of common stock on or before the due dates of the notes. However, if the notes are not converted into shares of common stock, the Company expects that cash on hand, will be sufficient to repay the principal and to pay accrued but unpaid interest on the notes to maturity.

         In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors have agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. The interest rate was to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales did not exceed projected sales as set forth in the notes, no additional interest will be accrued and the interest previously accrued through April 30, 2005, was reversed. The notes are convertible at any time at a conversion price of $2.25 per share. The notes are unsecured and may be prepaid without penalty. At April 30, 2006, the outstanding balance of the 2003 notes was $250,000 ($15,800 net of unamortized debt discount).

         For the three months ended April 30, 2006, 5,385,376 Class A and Class B warrants were exercised and the Company received $3,787,900 net of expenses of $68,600.

Critical Accounting Policies:
----------------------------

Concentration of credit risk
----------------------------

         The Company maintains its cash in several bank accounts at two high credit quality financial institutions. The balances exceed federally insured limits. At April 30, 2006, the Company had approximately $6.1 million in excess of FDIC insured limits.

Share-Based Compensation
------------------------

         Effective February 1, 2006, the Company adopted SFAS No.123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the three months ended April 30, 2006 includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 for the portion vesting in the quarter ended April 30, 2006; and 2) compensation cost for all share based payments granted on or after February 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

ITEM 3.  Controls and Procedures
         -----------------------

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
--------------------------

         None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

         For the three months ended April 30, 2006, the warrant holders exercised Class A and Class B warrants and received 5,385,376 shares of our common stock. The Company received $3,787,900 in aggregate exercise price for such shares of Common Stock net of expenses of $68,600. The issuance of the shares upon exercise of the warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption provided in
Section 4(2) thereof.

ITEM 3.  Defaults Upon Senior Securities
----------------------------------------

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

ITEM 5.  Other Information
--------------------------

Changes in Registrants Certifying Accountant
--------------------------------------------

         On April 26, 2006, Medical Nutrition USA, Inc. (the "Company") was notified by Goldstein & Ganz, PC ("Goldstein & Ganz") that they were declining to stand for re-election as the Company's independent accountant.

         The audit reports of Goldstein & Ganz on the consolidated financial statements of Medical Nutrition USA, Inc. as of and for the fiscal year ended January 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principals, except that the audit report for the fiscal year ended January 31, 2005 stated that the Company's consolidated financial statements for its fiscal years ended January 31, 2005 and 2004 had been restated.

         During the two most recent fiscal years ended January 31, 2006, there were no disagreements between the Company and Goldstein & Ganz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Goldstein & Ganz, would have caused Goldstein & Ganz to make reference to the subject matter of the disagreement in their audit reports.

         Goldstein & Ganz has been provided with a copy of the disclosures in Form 8-K dated April 28, 2006.

         On April 26, 2006, the Audit Committee of the Company's Board of Directors engaged Amper, Politziner & Mattia, P.C. to serve as its new independent accountant. Prior to the selection of Amper, Politziner & Mattia, P.C., the Company did not consult with them regarding any matter requiring disclosure under Item 304(a)(2) of Regulation S-B.

         Subsequent Events
         -----------------

         The Company filed a registration statement on Form S-8 on June 2, 2006 registering the sale of certain common stock and options to purchase common stock of the Company by the holders of such securities. The Company will not receive any of the proceeds from sales of the shares. However, the Company will receive proceeds from the exercise of the options to the extent such options are exercised by the holders thereof.

ITEM 6.  Exhibits
-----------------

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

         31.2     Certification of Principal Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act Of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

         32. Certification of Periodic Financial Reports by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                   Signatures

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MEDICAL NUTRITION USA, INC.

Dated: June 14, 2006                   By: /s/ FRANCIS A. NEWMAN
                                       -----------------------------------------
                                       Francis A. Newman Chief Executive Officer