Form 10QSB
period 2006-07-31
MEDICAL NUTRITION USA INC
filed 2006-09-13
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
                                  JULY 31, 2006

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

             13,464,832 shares of Common Stock at September 12, 2006

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           MEDICAL NUTRITION USA, INC.

                               FORM 10QSB - INDEX


                                                                         Page(s)
                                                                         -------

PART I.  FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements

         Consolidated Balance Sheets at July 31, 2006 (unaudited)
          and January 31, 2006                                                3

         Consolidated Statements of Operations for the Three and
          Six Month Periods Ended July 31, 2006 and 2005 (unaudited)          4

         Consolidated Statements of Cash Flows for the Six
          Months Ended  July 31, 2006 and 2005 (unaudited)                    5

         Consolidated Statement of Stockholders' Equity for the Six
          Months Ended  July 31, 2006 (unaudited)                             6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          17

Item 3.  Controls and Procedures                                             19

PART II.OTHER INFORMATION

Item 1.  Legal Proceedings                                                   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         20

Item 3.  Defaults Upon Senior Securities                                     20

Item 4.  Submission of Matters to a Vote of Security Holders                 20

Item 5.  Other Information                                                   20

Item 6.  Exhibits                                                            21

Signatures                                                                   22

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           MEDICAL NUTRITION USA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             JULY           JANUARY
                                                                            31, 2006        31, 2006
                                                                          ------------    ------------
                                                                           (Unaudited)
ASSETS
Current Assets:
           Cash                                                           $  3,703,900    $  2,361,200
           Short-term investments-Treasury Bills                             2,994,700              --
           Accounts receivable, net of allowance of $39,500 and
           $29,600 at July 31, 2006 and January 31, 2006, respectively         935,300         711,500
           Inventory                                                           376,600         271,700
           Other current assets                                                112,400          72,400
                                                                          ------------    ------------
             Total current assets                                            8,122,900       3,416,800

Fixed Assets, net of accumulated depreciation of
          $170,700 and $157,400, respectively                                  104,100          83,000

Other assets:
           Security deposits                                                    15,300          15,300
           Investment in Organics Corporation of America                       125,000         125,000
           Intangible assets, net of amortization                              258,600         260,100
                                                                          ------------    ------------

                                                                          $  8,625,900    $  3,900,200
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
           Accounts payable and accrued expenses                          $    845,200    $    486,100
           Convertible promissory notes                                         44,500         533,200
           Accrued interest payable                                                 --         633,200
                                                                          ------------    ------------
            Total current liabilities                                          889,700       1,652,500



Stockholders' Equity:
          Common stock, $0.001 par value; 20,000,000 shares authorized;
          13,464,832 shares issued and outstanding at July 31, 2006
          and 3,015,781 shares issued at January 31, 2006, respectively         13,500           3,000
          Additional paid-in-capital                                        22,731,100      14,835,700
          Accumulated deficit                                              (15,008,400)    (12,580,600)
                                                                          ------------    ------------
                                                                             7,736,200       2,258,100
          Less: treasury stock, at cost                                             --         (10,400)
                                                                          ------------    ------------
          Total stockholders' equity                                         7,736,200       2,247,700
                                                                          ------------    ------------
                                                                          $  8,625,900    $  3,900,200
                                                                          ============    ============

                 See notes to consolidated financial statements

                           MEDICAL NUTRITION USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      SIX MONTHS ENDED               THREE MONTHS ENDED
                                                          JULY 31,                        JULY 31,
                                                ----------------------------    ----------------------------
                                                    2006            2005            2006            2005
                                                ------------    ------------    ------------    ------------
                                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Sales                                           $  4,896,000    $  3,473,100    $  2,718,900    $  1,925,700
Cost of sales                                      2,284,900       1,665,700       1,285,600         933,800

                                                ------------    ------------    ------------    ------------
Gross profit                                       2,611,100       1,807,400       1,433,300         991,900

Selling, general and administrative expenses       2,457,700       1,627,200       1,284,000         847,300

                                                ------------    ------------    ------------    ------------
Operating income                                     153,400         180,200         149,300         144,600
                                                ------------    ------------    ------------    ------------

Other income (expense):
    Interest income                                   99,300          26,000          67,000          14,300
    Interest expense                              (2,657,100)       (152,800)     (1,424,300)       (103,300)

                                                ------------    ------------    ------------    ------------
Total other (expense)                             (2,557,800)       (126,800)     (1,357,300)        (89,000)
                                                ------------    ------------    ------------    ------------

(Loss) income before income taxes                 (2,404,400)         53,400      (1,208,000)         55,600

Income tax expense                                   (23,400)         (1,400)        (23,400)             --

                                                ------------    ------------    ------------    ------------
Net (loss) income                               $ (2,427,800)   $     52,000    $ (1,231,400)   $     55,600
                                                ------------    ------------    ------------    ------------

Basic and diluted per share data:
Net (loss) income                               $      (0.30)   $       0.02    $      (0.12)   $       0.02
                                                ============    ============    ============    ============

Weighted average number of shares outstanding      8,034,692       2,904,965      10,514,798       2,904,965
                                                ============    ============    ============    ============

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED
                                                                                    JULY 31,
                                                                           ----------------------------
                                                                               2006            2005
                                                                           ------------    ------------
                                                                            (Unaudited)     (Unaudited)
Operating Activities:
      Net (loss) income                                                    $ (2,427,800)   $     52,000
      Adjustments to reconcile net (loss) income to net cash provided by operating activities:
          Depreciation and amortization expense                                  32,100          13,000
          Provision for losses on accounts receivable                             9,900           6,500
          Interest expense                                                       93,300              --
          Interest expense from debt discount amortization                    2,563,800          52,700
          Stock based compensation                                              355,400              --
          Stock award                                                               500              --
      Changes in operating assets and liabilities
          Accounts receivable                                                  (233,700)       (183,100)
          Inventory                                                            (104,900)       (137,500)
          Other current assets                                                  (40,000)        (33,200)
          Accounts payable and accrued expenses                                 359,100         332,700

                                                                           ------------    ------------
Net cash provided by operating activities                                       607,700         103,100
                                                                           ------------    ------------

Investing Activities:
      Acquisition of fixed assets                                               (34,100)        (26,700)
      Purchase of short-term investments-Treasury Bills                      (2,994,700)             --
      Trademark costs                                                            (2,100)             --
      Website development costs                                                 (12,200)             --
      Capitalized patent and other deferred costs                                (3,300)        (69,800)
                                                                           ------------    ------------
Net cash (used in) investing activities                                      (3,046,400)        (96,500)
                                                                           ------------    ------------

Financing Activities:
      Proceeds from exercise of warrants, net of expenses of $93,800          3,762,700              --
      Proceeds from exercise of options                                          18,700           9,000
                                                                           ------------    ------------
Net cash provided by financing activities                                     3,781,400           9,000
                                                                           ------------    ------------

Net increase  in cash                                                         1,342,700          15,600
Cash - beginning of period                                                    2,361,200       2,002,700
                                                                           ------------    ------------

Cash - end of period                                                       $  3,703,900    $  2,018,300
                                                                           ============    ============

Supplemental information:
      Taxes paid during the period                                         $         --    $      3,870
                                                                           ============    ============
Supplemental non-cash information:
      Conversion of debt to common stock
      Face amount of $3,052,500 with accrued interest of $726,500, related to the six months ended July 31, 2006

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JULY 31, 2006

                                   (UNAUDITED)


                                                Common Stock            Additional
                                         ---------------------------     Paid-in       Accumulated      Treasury          Total
                                            Shares         Amount        capital         Deficit          Stock           Equity
                                         ------------   ------------   ------------    ------------    ------------    ------------
Balance at January 31, 2006                 3,015,781   $      3,000   $ 14,835,700    $(12,580,600)   $    (10,400)   $  2,247,700

Conversion of convertible notes and
accrued interest                            5,038,574          5,100      3,773,900                                       3,779,000

Exercise of warrants, net of expenses
of $93,800                                  5,385,377          5,400      3,757,300                                       3,762,700

Exercise of stock options                      25,000                        18,700                                          18,700

Stock award                                       100                           500                                             500

Stock based compensation                                                    355,400                                         355,400

Retirement of treasury stock                                                (10,400)                         10,400              --

Net (loss)                                                                               (2,427,800)                     (2,427,800)

                                         ------------------------------------------------------------------------------------------
Balance at July 31, 2006                   13,464,832   $     13,500   $ 22,731,100    $(15,008,400)   $         --    $  7,736,200
                                         ==========================================================================================

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006


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

        Certain prior period amounts have been reclassified to conform with current period presentations with no effect on net income or stockholder's equity.

        The accompanying consolidated financial statements of Medical Nutrition USA, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending July 31, 2006 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 31, 2007. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the company's Annual Report on Form-10KSB for the fiscal year ended January 31, 2006.

Note 2. Significant Accounting Policies:
        -------------------------------

Concentration of credit risk
----------------------------

       The Company maintains its cash in several accounts at two high credit quality financial institutions. At July 31, 2006 the Company had approximately $3.6 million in excess of FDIC insured limits. The financial component which principally subjects the Company to significant concentrations of credit risk is trade accounts receivable.

Investments
-----------

         The Company accounts for debt securities as held to maturity investments pursuant to the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this Statement, securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and are carried at cost.

Website Development Costs
-------------------------

         Website development costs are accounted for in accordance with the provisions of Emerging Issues Task Force Issue No.00-2 or EITF 00-2, "Accounting for Website Development Costs," which requires that certain costs to develop websites be capitalized and others expensed, depending on the nature of the costs. Amortization of website development costs is provided for by the straight-line method over the estimated useful life of five years. The capitalized development costs for the six months ended July 31, 2006 were approximately $12,200.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006


Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

Share-Based Compensation
------------------------

        Effective February 1, 2006, the Company adopted SFAS No.123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the six months ended July 31, 2006 includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 for the portion vesting in the six months ended July 31, 2006; and 2) compensation cost for all share based payments granted on or after February 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective transition method, the Company has not restated prior period results.

        For the six months ended July 31, 2006, the Company recognized share-based compensation cost of $355,400, which is included in selling, general and administrative expense. For the three months ended July 31, 2006, the company recognized share based compensation cost of $173,200, which is included in selling, general and administrative expense. The Company did not capitalize any share-based compensation cost.

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

          The Company has elected to calculate the "pool" of excess tax benefits under the alternative transition method described in FASB Staff Position ("FSP") No. FAS123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards," which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the six months ended July 31, 2006.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006


Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

The following table illustrates the effect on net income and net income per share as if the fair-value-based method under SFAS 123 had been applied. Option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts.

                                                               Three             Six
                                                            Months Ended     Months Ended
                                                            July 31, 2005    July 31, 2005
                                                            -------------    -------------
  Net income                                                $      55,600    $      52,000
  Add: Stock based employee compensation expense included
in reported net loss, net of related tax effects                       --               --
  Deduct: Stock based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                       (112,300)        (224,600)
                                                            -------------    -------------
  Pro forma net loss                                        $     (56,700)   $    (172,600)
                                                            =============    =============
  Income (loss) per share:
    Basic and Diluted--as reported                          $        0.02    $        0.02
    Basic and Diluted--pro forma                            $       (0.02)   $       (0.06)

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

      As of July 31, 2006, there was $1,218,100 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock incentive plan of which the costs expected to be recognized are $680,800 in fiscal year ended January 31, 2007 and $537,300 in fiscal year ended January 31, 2008.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006


Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

      For the three and six months ended July 31, 2006, the expected volatility was based on both historical volatility and implied volatility of the Company's stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends.

      For the three and six months ended July 31, 2005, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company estimated the fair value of options awarded during the quarter ended July 31, 2006 using the following assumptions.

                                                                      Six Months Ended     Three Months Ended
                                                                       July 31, 2006          July 31, 2006
                                                                       -------------          -------------
Expected term until exercised, years                                           6                      6
Expected stock price volatility, average                                      23%                    23%
Risk-free interest rate, zero coupon U.S. Treasury Notes                       5%                     5%
Expected Dividend Yield                                                        0                      0
Weighted-average fair value per option                                     $2.29                  $2.65

A summary of option activity as of July 31, 2006 and changes during the six months then ended is presented below:

                                                                       Weighted
                                                                        Average
                                                     Options     Exercise price
      --------------------------------------------------------------------------
           Outstanding at January 31, 2006         3,255,500             $ 1.97
           Granted                                    72,700               4.38
           Exercised                                 (25,000)               .75
           Expired or Surrendered                   (126,200)              3.31
      --------------------------------------------------------------------------
           Outstanding at July 31, 2006            3,177,000             $ 1.98
      --------------------------------------------------------------------------

During the six months ended July 31, 2006, the Company issued options to purchase 72,700 shares of its common stock with a three year vesting schedule at exercise prices ranging from $3.81 to $4.75 per share to 15 employees as consideration for their efforts. One member of the Medical Advisory Board was issued an annual award of options to purchase 5,000 shares of the Company's common stock which are immediately exercisable at an exercise price of $4.60 per share.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006


Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

New Accounting Pronouncements
-----------------------------
Accounting for Uncertainty in Income Taxes
------------------------------------------

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes". FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by the Company no later than January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its tax returns. We are currently evaluating the impact of adopting FIN 48 on our financial statements. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.


Note 3. Fixed Assets:
        ------------

      Fixed assets consisted of the following at July 31, 2006 and January 31, 2006, respectively:

                                                  July 31,       January 31,
                                                    2006            2006
                                                ------------    ------------
            Furniture, fixtures and equipment   $    227,400    $    193,300
            Leasehold improvements                    47,100          47,100
                                                ------------    ------------
                                                     275,500         240,400
            Less:  Accumulated depreciation         (170,400)       (157,400)
                                                ------------    ------------
                                                $    104,100    $     83,000
                                                ============    ============

Note 4. Intangible Assets:
        ------------------

       Intangible assets consisted of the following at July 31, 2006 and January 31, 2006, respectively:

                                                            July 31,       January 31,
                                                              2006            2006
                                                          ------------    ------------
            Patent application and other deferred costs   $    220,300    $    217,000
            Trademarks                                          46,300          44,200
            Website development costs                           18,500           6,300
                                                          ------------    ------------
                                                               285,100         267,500
            Less: Accumulated amortization                     (26,500)         (7,400)
                                                          ------------    ------------
                                                          $    258,600    $    260,100
                                                          ============    ============

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006


Note 5.  Notes Payable :
         --------------

2003 8% Convertible Promissory Notes
------------------------------------

     From April 29, 2003 to August 31, 2003, the Company borrowed $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans was substantially the same, other than the principal amount thereof. The 2003 Notes were for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, were convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The terms of the 2003 Notes provided that the 2003 Notes, including accrued and unpaid interest, if any, would automatically convert at any time prior to maturity if the Company completed an equity financing in which the Company obtained net proceeds of $2,000,000 or more, at a rate that would be the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing was equal to or less than $0.75, the 2003 Notes would be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing was more than $0.75, the 2003 Notes would be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. For the three months ended July 31, 2006, $2,010,000 of the 2003 Notes and accrued interest of $482,300 was converted into 3,323,062 shares of common stock. For the six months ended July 31, 2006, $3,052,500 of the 2003 Notes and accrued interest of $726,500 was converted into 5,038,574 shares of common stock. At July 31, 2006, there were no 2003 Notes outstanding.

December 2003 Convertible Promissory Notes
------------------------------------------

      In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. Subsequent to the loan transaction one individual became a director of the Company. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. The interest rate was to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales did not exceed projected sales as set forth in the notes, no interest will be accrued. The interest previously accrued through April 30, 2005, was reversed. The notes are convertible at anytime at a conversion price per share of $2.25.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006


Note 5.  Notes Payable continued :
         -------------------------

The notes are unsecured and may be prepaid without penalty. At July 31, 2006, the outstanding principal balance of the loans was $250,000 ($44,500 net of unamortized debt discount).

Notes Payable at July 31, 2006 and January 31, 2006 consisted of the following:

                                                            July 31,      January 31
                                                              2006           2006
                                                          ------------   ------------
            2003 Convertible promissory notes, bearing
            interest at 8% maturing at varying dates
            from April 29, through August 1, 2006         $         --   $  3,052,500

            December 2003 Convertible promissory notes,
            maturing in December 2006                          250,000        250,000
                                                          ------------   ------------
                                                               250,000      3,302,500
            Less: unamortized debt discount                    205,500      2,769,300
                                                          ------------   ------------
                                                                44,500        533,200
            Less: current portion                               44,500        533,200
                                                          ------------   ------------
            Long term portion                             $         --   $         --
                                                          ============   ============


Note 6. Major Customers and Major Vendor:
        ---------------------------------

Major Customers
---------------

     For the six months ended July 31, 2006, two customers were responsible for approximately $1,409,100 in sales, representing 29% of the Company's sales. These two customers accounted for approximately $413,500 of the outstanding accounts receivable as of July 31, 2006.

     For the six months ended July 31, 2005, two customers were responsible for approximately $1,204,100 in sales, representing 34% of the Company's sales.

     For the three months ended July 31, 2006, two customers were responsible for approximately $851,900 in sales, representing 31% of the Company's sales. These two customers accounted for approximately $413,500 of the outstanding accounts receivable as of July 31, 2006.

     For the three months ended July 31, 2005, two customers were responsible for approximately $709,800 in sales, representing 37% of the Company's sales.

Major Vendor
------------

         During the six months ended July 31, 2006, the Company acquired $2,114,500 of purchases from Organics Corporation of America, a shareholder of the Company under a supply agreement.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006


Note 7. Stockholders' Equity :
------------------------------

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

      On February 13, 2006, the Company announced that pursuant to Section 3.10 of each of the Class A and Class B Warrant Agreements, each dated as of June 28, 2005, (the "Warrant Agreements") between Medical Nutrition USA, Inc. (the "Company") and the respective holders of the Company's Class A and Class B Warrants (the "Warrant Holders"), the Company was accelerating the termination date of the Class A and the Class B Warrants. Section 3.10 of the Warrant Agreement provided the Company with the right to require that the Warrant Holders exercise their Class A and Class B Warrants by a certain date if the reported sales price of the Company's common stock had been at or above $4.00 per share for any ten (10) consecutive trading days during the thirty day period immediately preceding the date The Company exercised such right .The common stock of the Company traded at or above $4.00 per share from January 23, 2006 through February 10, 2006, satisfying such condition. The Company exercised its option to require that all outstanding Class A and Class B Warrants be exercised by the Warrant Holders by no later than forty-five days after the date of the Warrant Call Notice in accordance with the terms of Section 3.10 of the Warrant Agreements. As a result, the expiration date to exercise the Class A and Class B Warrants, in whole or in part was accelerated to 5:00 PM EST on March 30, 2006. After that date and time, any unexercised Class A and Class B Warrants would expire, and any remaining rights under such Class A and Class B Warrants would terminate and be of no further force or effect. On March 17, 2006, the Company unilaterally extended the expiration date for its Class A and Class B warrants from 5:00 PM EST on

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006


Note 7. Stockholders' Equity continued:
---------------------------------------

March 30, 2006 to 5:00 PM EST on April 14, 2006. All remaining terms and conditions of the warrant acceleration, except for the revised date by which they must be exercised, remained as previously announced on February 13th, 2006. All unexercised Class A and Class B warrants expired immediately after 5:00 PM EST on April 14, 2006. As of that date and time, the warrant holders had exercised Class A and Class B warrants and received 5,385,377 shares of our common stock and the remaining 3,800 unexercised warrants terminated. The Company received $3,856,500 for the exercise of these warrants gross of expenses of $93,800.


2000 Long-Term Incentive Stock Plan
-----------------------------------

     On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the "2000 Plan"). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR's) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At July 31, 2006, 673,600 option grants were outstanding under the 2000 Plan.


2003 Omnibus Equity Incentive Plan
----------------------------------

     Effective as of April 22, 2003, the Board of Directors (the "Board") board adopted the 2003 Omnibus Equity Incentive Plan (the 2003 Plan). The purpose of the 2003 Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and (c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The 2003 Plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) or stock appreciation rights.

Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock, increased by 250,000 additional shares of common stock as of January 1, 2004. At the 2004 Annual Meeting, the 2003 Plan was amended to provide that as of January 31 of each year, commencing with January 31, 2005, the aggregate number of Common Shares reserved for issuance under the 2003 Plan would automatically increase in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At July 31, 2006, 2,503,400 options were issued and outstanding under the 2003 Plan.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006


Note 7. Stockholders' Equity continued:
---------------------------------------

     On June 7, 2006, the Board approved amendments to the Company's 2003 Omnibus Equity Incentive Plan (the "Plan") to increase the number of shares of common stock subject to the automatic non-qualified stock option granted to each outside director on the date they first join the Board pursuant to Section 7.1 of the Plan to 15,000 common shares, to increase the number of shares of common stock subject to the automatic non-qualified stock option granted annually to continuing outside directors pursuant to Section 7.2 of the Plan to 15,000 common shares, and to increase the number of shares of common stock subject to the automatic non-qualified stock option granted annually to each chairman of a Board committee pursuant to Section 7.2 of the Plan to 5,000 common shares. The Board also approved the restatement of the Plan to effect these changes. On July 6, 2006 the Company executed the Amended and Restated 2003 Omnibus Equity Incentive Plan, which includes the revisions set forth above (the "Amended and Restated 2003 Plan"). No other provision of the Plan was changed.


Retirement of Treasury Stock
----------------------------

         On June 22, 2006, the Board of Directors determined that it was in the best interest of the Company to retire its treasury stock at cost. A resolution was made and voted upon that the retirement of treasury stock at cost be deemed effective as of June 22, 2006.

Note 8. Income Taxes:
        ------------

     The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carry-forwards due to the uncertainty that future years will provide income to be offset by such available benefits. The Company and its subsidiary have net operating loss carry-forwards of approximately $11,914,200 which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $4,170,000 as of July 31, 2006, with a valuation allowance of an equal amount. The net operating cary-forwards expire through 2025.


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

Note 10.  Bonus Plan
          ----------

     On June 7, 2005, the Company approved a bonus plan for officers based 50% on sales and 50% on EBITDA, with annual targets to be set at the level of the annual operating plan approved by the Board. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the three and six months ended July 31, 2006, the Company accrued $107,000 and $99,800 respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

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

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

     Sales for the three months ended July 31, 2006 were $2,718,900 as compared with $1,925,700 for the three months ended July 31, 2005, an increase of 41.2%. This increase was primarily attributable to an increase in branded product sales to approximately $2,154,500 from $1,331,500. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased to approximately $564,400 from $594,200 for the comparable prior year period.

     Cost of sales for the three months ended July 31, 2006 was $1,285,600 or 47.3% of sales, as compared with $933,800 for the three months ended July 31, 2005, or 48.5% of sales. Gross profit percentage increased from 51.5% to 52.7% for the three months ended July 31, 2006 compared to the three months ended July 31, 2005. This increase in gross profit percentage was primarily due to an increase in the sales of branded products.

   Selling, general and administrative expenses for the three months ended July 31, 2006, increased by $436,700 to $1,284,000 from $847,300 for the three months ended July 31, 2005. This increase was primarily attributable to an expense of $173,200 for stock based compensation, a management bonus accrual of $107,000, and other expenses, primarily those attributed to expanded marketing of the Company's branded products. For the three months ended July 31, 2006 selling, general and administrative expenses consisted of personnel costs of $502,600; selling and marketing expenses of $521,900; legal and professional costs of $67,100; research and development expense of $58,400; insurance expense of $44,200; rent expense of $27,200; travel expenses of $20,500 and other operating costs of $42,100.

     For the three months ended July 31, 2006, the Company had operating income of $149,300 as compared to operating income of $144,600 for the three months ended July 31, 2005. The operating income for the three months ended July 31, 2006 was effected by the increased non-cash expense of $173,200 for stock based compensation.

     Interest expense was $1,424,300 for the three months ended July 31, 2006 and interest income was $67,000 as compared to $103,300 and $14,300, respectively, for the three months ended July 31, 2005. The increase in interest expense of $1,321,000 was primarily due to an increase in the non-cash amortization of debt discount associated with our 2003 8% Convertible Promissory Notes.

     The Company incurred a net loss for the three months ended July 31, 2006 of ($1,231,400) or ($0.12) per share compared to a net income for the three months ended July 31, 2005 of $55,600 or $0.02 per share.

Six Months Ended July 31, 2006 Compared to Six Months Ended July 31, 2005

     Sales for the six months ended July 31, 2006 were $4,896,000 as compared with $3,473,100 for the six months ended July 31, 2005, an increase of 41%. This increase was primarily attributable to an increase in branded product sales to approximately $3,925,500 from $2,442,900. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased to approximately $970,500 from $1,030,200 for the comparable prior year period.

     Cost of sales for the six months ended July 31, 2006 was $2,284,900 or 46.7% of sales, as compared with $1,665,700 for the six months ended July 31, 2005, or 48% of sales. Gross profit percentage increased from 52% to 53.3% for the six months ended July 31, 2006 compared to the six months ended July 31, 2005. This increase in gross profit percentage was primarily due to an increase in the sales of branded products.

   Selling, general and administrative expenses for the six months ended July 31, 2006, increased by $830,500 to $2,457,700 from $1,627,200 for the six months ended July 31, 2005. This increase was primarily attributable to an expense of $355,400 for stock based compensation, a management bonus accrual of $206,800, and other expenses primarily those attributed to expanded marketing of the Company's branded products and personnel costs. For the six months ended July 31, 2006 selling, general and administrative expenses consisted of personnel costs of $1,012,100; selling and marketing expenses of $978,100; legal and professional costs of $121,500; insurance expense of $75,100; research and development expense of $58,400; rent expense of $57,400; travel expenses of $39,500 and other operating costs of $115,600.

     For the six months ended July 31, 2006, the Company had operating income of $153,400 as compared to operating income of $180,200 for the six months ended July 31, 2005. The operating income for the six months ended July 31, 2006 decreased due to the increased non-cash expense of $355,400 for stock based compensation, offset by higher sales.

     Interest expense was $2,657,100 for the six months ended July 31, 2006 and interest income was $99,300 as compared to $152,800 and $26,000, respectively, for the six months ended July 31, 2005. The increase in interest expense of $2,504,300 was primarily due to an increase in the non-cash amortization of debt discount associated with our 2003 8% Convertible Promissory Notes.

     The Company incurred a net loss for the six months ended July 31, 2006 of ($2,427,800) or ($0.30) per share compared to a net income for the six months ended July 31, 2005 of $52,000 or $0.02 per share.

Liquidity and Capital Resources

     At July 31, 2006, the Company had cash of $3,703,900 as compared to cash of $2,361,200 at January 31, 2006. The Company also invested $2,994,700 in three month and six month U.S. Treasury bills. At July 31, 2006, approximately 99% of accounts receivable were less than 30 days past due. Cash provided by operations during the six months ended July 31, 2006 was $607,700 as compared to cash provided by operations of $103,100 in the comparable period of the prior fiscal year. Included in the cash flows for the six months ended July 31, 2006 was non cash interest expense from debt discount, amortization of $2,563,800.

Critical Accounting Policies:
-----------------------------

       Certain prior period amounts have been reclassified to conform with current period presentations with no effect on net income or stockholder's equity

Concentration of credit risk
----------------------------

       The Company maintains its cash in several accounts at two high credit quality financial institutions. The Company invested $3,000,000 in US Treasury bills and the balance of its cash is in money market accounts. At July 31, 2006 the Company had approximately $3.6 million in excess of FDIC insured limits.

Revenue Recognition
-------------------

         Revenue from product sales is recognized when the following conditions exist: the receipt of an order, shipment of the order, and collectibility being reasonably assured. Certain distributors have the right to return products (with sufficient dating, if applicable). Returns have been de minimus historically.

Share-Based Compensation
------------------------

        Effective February 1, 2006, the Company adopted SFAS No.123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the three months ended April 30, 2006 includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 for the portion vesting in the quarter ended July 31, 2006; and 2) compensation cost for all share based payments granted on or after February 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.


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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
-------------------------

         None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

     Through July 31, 2006, the warrant holders exercised Class A and Class B warrants and received 5,385,377 shares of our common stock. The Company received $3,856,500 in aggregate exercise price for such shares of Common Stock gross of expenses of $93,800. The issuance of the shares upon exercise of the warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption provided in Section 4(2) thereof.

ITEM 3. Defaults Upon Senior Securities
---------------------------------------

         None.


ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         At the annual meeting of the shareholders of the Company held on June 7, 2006 and as disclosed in the Proxy Statement related to such meeting, the following matters were submitted to a vote of the stockholders:

1. A proposal to elect four directors to the Board of Directors of the Company (the "Board").

The following directors were elected:

     Name                          For    Against   Withhold  Abstentions      Broker Non-Votes        % For
     ----                          ---    -------   --------  -----------      ----------------        -----
     Francis Newman          6,963,837         --         --           --                    --        68.66
     Andrew Horowitz         6,963,837         --         --           --                    --        68.66
     Bernard Korman          6,963,837         --         --           --                    --        68.66
     Mark Rosenberg          6,963,837         --         --           --                    --        68.66

2. A proposal to ratify the appointment of Amper, Politziner & Mattia P.C. as independent auditors of the Company for the fiscal year ending January 31, 2007.

The number of votes were as follows:

                   For         Against       Withhold         Abstentions      Broker Non-Votes        % For
                   ---         -------       --------         -----------      ----------------        -----
             5,630,504       1,333,333             --                  --                    --        55.52


ITEM 5. Other Information
-------------------------

         The Company filed a registration statement on Form S-8 on June 2, 2006 registering the sale of certain outstanding shares of common stock and shares of common stock issuable upon the exercise of options granted under the Company's equity incentive plans. The Company will not receive any of the proceeds from sales of the shares. However, the Company will receive proceeds from the exercise of the options to the extent such options are exercised by the holders thereof.

ITEM 6. Exhibits
----------------

                                  Exhibit Index
                                  -------------
  Exhibit      Description

     1.01      Amended and Restated 2003 Omnibus Equity Incentive Plan (1)

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

     31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

     32.0 Certification of Periodic Financial Reports by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002


(1) Incorporated by reference from the Company's Form 8-K dated July 6, 2006.