Form 10QSB
period 2006-10-31
MEDICAL NUTRITION USA INC
filed 2006-12-15
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
                                OCTOBER 31, 2006

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

             13,836,342 shares of Common Stock at December 11, 2006

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           MEDICAL NUTRITION USA, INC.

                               FORM 10QSB - INDEX


                                                                         Page(s)
                                                                         -------

PART I.  FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements

         Consolidated Balance Sheets at October  31, 2006 (unaudited)
          and January 31, 2006                                                 3

         Consolidated Statements of Operations for the Three and
          Nine Month Periods Ended October  31, 2006 and 2005 (unaudited)      4

         Consolidated Statements of Cash Flows for the Nine
          Months Ended  October  31, 2006 and 2005 (unaudited)                 5

         Consolidated Statement of Stockholders' Equity for the Nine
          Months Ended  October  31, 2006 (unaudited)                          6

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          17

Item 3.  Controls and Procedures                                              19

PART II.OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits                                                             21

Signatures                                                                    23

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial StatementsTTED][GRAPHIC OMITTED]



                            MEDICAL NUTRITION USA, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                                                  OCTOBER         JANUARY
                                                                                  31, 2006        31, 2006
                                                                                ------------    ------------
                                                                                (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                  $  5,232,000    $  2,361,200
     Short-term investments-Treasury Bills                                         1,997,200              --
     Accounts receivable, net of allowance of $36,500  and
     $29,600 at October 31, 2006 and January 31, 2006, respectively                  866,400         711,500
     Inventory                                                                       454,900         271,700
     Other current assets                                                            204,900          72,400
                                                                                ------------    ------------
       Total current assets                                                        8,755,400       3,416,800

Fixed Assets, net of accumulated depreciation of
     $179,200 and $157,400, respectively                                             130,000          83,000

Other assets:
     Security deposits                                                                15,300          15,300
     Investment in Organics Corporation of America                                   125,000         125,000
     Intangible assets, net of amortization                                          250,000         260,100
                                                                                ------------    ------------

                                                                                $  9,275,700    $  3,900,200
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                      $    930,300    $    486,100
     Convertible promissory notes                                                    125,300         533,200
     Accrued interest payable                                                             --         633,200
                                                                                ------------    ------------
       Total current liabilities                                                   1,055,600       1,652,500



Stockholders' Equity:
     Common stock, $0.001 par value; 20,000,000 shares
     authorized; 13,605,032 shares issued and outstanding at October 31, 2006
     and 3,015,781 shares issued at January 31, 2006, respectively                    13,600           3,000
     Additional paid-in-capital                                                   23,018,500      14,835,700
     Accumulated deficit                                                         (14,812,000)    (12,580,600)
                                                                                ------------    ------------
                                                                                   8,220,100       2,258,100
     Less: treasury stock, at cost                                                        --         (10,400)
                                                                                ------------    ------------
     Total stockholders' equity                                                    8,220,100       2,247,700
                                                                                ------------    ------------
                                                                                $  9,275,700    $  3,900,200
                                                                                ============    ============

                 See notes to consolidated financial statements

                           MEDICAL NUTRITION USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     NINE MONTHS ENDED             THREE MONTHS ENDED
                                                        OCTOBER 31,                     OCTOBER 31,
                                               ----------------------------    ----------------------------
                                                   2006            2005            2006            2005
                                               ------------    ------------    ------------    ------------
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Sales                                          $  7,630,700    $  5,410,400    $  2,734,700    $  1,937,300
Cost of sales                                     3,603,000       2,612,000       1,318,100         946,300

                                               ------------    ------------    ------------    ------------
Gross profit                                      4,027,700       2,798,400       1,416,600         991,000

Selling, general and administrative expenses      3,676,000       2,474,300       1,218,200         847,200

                                               ------------    ------------    ------------    ------------
Operating income                                    351,700         324,100         198,400         143,800
                                               ------------    ------------    ------------    ------------

Other income (expense):
    Interest income                                 182,400          41,800          83,100          15,900
    Interest expense                             (2,737,900)       (332,300)        (80,800)       (179,500)

                                               ------------    ------------    ------------    ------------
Total other income (expense)                     (2,555,500)       (290,500)          2,300        (163,600)
                                               ------------    ------------    ------------    ------------

(Loss) income before income taxes                (2,203,800)         33,600         200,700         (19,800)

Income tax expense                                  (27,600)         (7,500)         (4,300)         (6,100)

                                               ------------    ------------    ------------    ------------
Net (loss) income                              $ (2,231,400)   $     26,100    $    196,400    $    (25,900)
                                               ------------    ------------    ------------    ------------

Earnings per share:
Basic                                          $      (0.23)   $       0.01    $       0.01    $      (0.01)
                                               ============    ============    ============    ============

Diluted                                        $      (0.23)   $       0.01    $       0.01    $      (0.01)
                                               ============    ============    ============    ============

Weighted average shares outstanding:
Basic                                             9,796,907       2,914,224      13,485,395       2,932,701
                                               ============    ============    ============    ============

Diluted                                           9,796,907       2,914,224      15,325,198       2,932,701
                                               ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 NINE MONTHS ENDED
                                                                                    OCTOBER 31,
                                                                           ----------------------------
                                                                               2006            2005
                                                                           ------------    ------------
                                                                            (Unaudited)     (Unaudited)
Operating Activities:
      Net (loss) income                                                    $ (2,231,400)   $     26,100
      Adjustments to reconcile net (loss) income to net cash provided by operating activities:
          Depreciation and amortization                                          51,000          19,900
          Provision for losses on accounts receivable                             6,900          19,300
          Interest expense                                                       93,300              --
          Interest expense from debt discount amortization                    2,644,600         170,600
          Stock based compensation                                              530,700              --
          Stock award                                                             9,100              --
      Changes in operating assets and liabilities
          Accounts receivable                                                  (161,900)       (316,900)
          Inventory                                                            (183,200)        (93,900)
          Other current assets                                                 (132,300)        (22,400)
          Accounts payable and accrued expenses                                 444,200         377,200

                                                                           ------------    ------------
Net cash provided by operating activities                                     1,071,000         179,900
                                                                           ------------    ------------

Investing Activities:
      Acquisition of fixed assets                                               (68,800)        (35,300)
      Purchase of short-term investments-Treasury Bills                      (2,994,700)             --
      Redemption of short-term investments - Treasury Bills                     997,500              --
      Trademark costs                                                            (3,700)         (3,200)
      Website development costs                                                 (12,200)             --
      Capitalized patent and other deferred costs                                (3,300)        (45,100)
                                                                           ------------    ------------
Net cash (used in) investing activities                                      (2,085,200)        (83,600)
                                                                           ------------    ------------

Financing Activities:
      Proceeds from exercise of warrants, net of expenses of $93,800          3,762,700          79,700
      Proceeds from exercise of options                                         122,300           9,000
                                                                           ------------    ------------
Net cash provided by financing activities                                     3,885,000          88,700
                                                                           ------------    ------------

Net increase  in cash and cash equivalents                                    2,870,800         185,000
Cash and cash equivalents - beginning of period                               2,361,200       2,002,700
                                                                           ------------    ------------

Cash and cash equivalents - end of period                                  $  5,232,000    $  2,187,700
                                                                           ============    ============

Supplemental information:
      Taxes paid during the period                                         $         --    $      9,762
                                                                           ============    ============
Supplemental non-cash information:
      Conversion of debt to common stock
      Face amount of $3,052,500 with accrued interest of $726,500, related to the nine months ended October 31, 2006

            See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       NINE MONTHS ENDED OCTOBER 31, 2006

                                   (UNAUDITED)

                                             Common Stock            Additional
                                      ---------------------------      Paid-in      Accumulated       Treasury         Total
                                         Shares         Amount         capital        Deficit          Stock           Equity
                                      ------------   ------------   ------------    ------------    ------------    ------------
Balance at January 31, 2006              3,015,781   $      3,000   $ 14,835,700    $(12,580,600)   $    (10,400)   $  2,247,700

Conversion of convertible
notes and accrued interest               5,038,574          5,100      3,773,900                                       3,779,000

Exercise of warrants, net of
expenses of $93,800                      5,385,377          5,400      3,757,300                                       3,762,700

Exercise of stock options                  163,000            100        122,200                                         122,300

Stock award                                  2,300                         9,100                                           9,100

Stock based compensation                                                 530,700                                         530,700

Retirement of treasury stock                                             (10,400)                         10,400              --

Net (loss)                                                                            (2,231,400)                     (2,231,400)

                                      ------------------------------------------------------------------------------------------
Balance at October 31, 2006             13,605,032   $     13,600   $ 23,018,500    $(14,812,000)   $         --    $  8,220,100
                                      ==========================================================================================

           See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006


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

      Certain prior period amounts have been reclassified to conform with current period presentations.

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending October 31, 2006 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 31, 2007. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form-10KSB for the fiscal year ended January 31, 2006.

Note 2. Significant Accounting Policies:
        -------------------------------

Concentration of credit risk
----------------------------

      The Company maintains its cash in several accounts at two high credit quality financial institutions. At October 31, 2006 the Company had approximately $5.0 million in excess of FDIC insured limits. See Note 6 as to information concerning significant concentrations of trade accounts receivable.

Cash and cash equivalents
-------------------------

      The Company considers short-term investments that are purchased with an original maturity date of less than three months to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts.

Investments
-----------

      The Company accounts for debt securities as held to maturity investments pursuant to the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this Statement, securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and are carried at cost.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006


Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

Share-Based Compensation
------------------------

      Effective February 1, 2006, the Company adopted SFAS No.123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the nine months ended October 31, 2006 includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 for the portion vesting in the nine months ended October 31, 2006; and 2) compensation cost for all share based payments granted on or after February 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective transition method, the Company has not restated prior period results.

      For the nine months ended October 31, 2006, the Company recognized share-based compensation cost of $530,700, which is included in selling, general and administrative expense. For the three months ended October 31, 2006, the Company recognized share based compensation cost of $175,200, which is included in selling, general and administrative expense. The Company did not capitalize any share-based compensation cost.

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

      The Company has elected to calculate the "pool" of excess tax benefits under the alternative transition method described in FASB Staff Position ("FSP") No. FAS123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards," which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the nine months ended October 31, 2006.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006


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

                                                                 Three                Nine
                                                              Months Ended        Months Ended
                                                            October 31, 2005    October 31, 2005
                                                            ----------------    ----------------
   Net (loss) income                                        $        (25,900)   $         26,100
   Add: Stock based employee compensation expense
included in reported net loss, net of related tax effects                 --                  --
   Deduct: Stock based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                          (112,300)           (336,900)
                                                            ----------------    ----------------
   Pro forma net loss                                       $       (138,200)   $       (310,800)
                                                            ================    ================
   Income (loss) per share:
     Basic and Diluted--as reported                         $          (0.01)   $           0.01
     Basic and Diluted--pro forma                           $          (0.05)   $          (0.11)

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

      There was $175,200 and $8,600 of compensation expense related to stock options granted and restricted stock awarded, respectively, in the three months ended October 31, 2006. There was $530,700 and $9,100 of compensation expense related to stock options granted and restricted stock awarded, respectively, in the nine months ended October 31, 2006. This expense is recognized in the operating results in selling, general and administrative expenses.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006


Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

      For the three and nine months ended October 31, 2006, the expected volatility was based on both historical volatility and implied volatility of the Company's stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends.

      For the three and nine months ended October 31, 2005, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company estimated the fair value of options awarded during the quarter ended October 31, 2006 using the following assumptions.

                                                                Nine Months Ended        Three Months Ended
                                                                October 31, 2006          October 31, 2006
                                                                ----------------          ----------------
Expected term until exercised, years                                     6                         6
Expected stock price volatility, average                                30%                       40%
Risk-free interest rate, zero coupon U.S. Treasury Notes                 5%                      4.8%
Expected Dividend Yield                                                  0                         0
Weighted-average fair value per option                               $2.22                     $2.97

A summary of option activity as of October 31, 2006 and changes during the nine months then ended is presented below:

                                                                        Weighted
                                                                         Average
                                                      Options     Exercise price
      --------------------------------------------------------------------------
         Outstanding at January 31, 2006            3,255,500             $ 1.97
         Granted                                      212,700               4.06
         Exercised                                   (163,000)              0.75
         Expired or Surrendered                      (131,200)              3.29
      --------------------------------------------------------------------------
         Outstanding at October 31, 2006            3,174,000             $ 2.12
      --------------------------------------------------------------------------

During the nine months ended October 31, 2006, the Company issued options to purchase 142,700 shares of its common stock with a three year vesting schedule at exercise prices ranging from $3.81 to $4.75 per share to 16 employees as consideration for their efforts. Two members of the Medical Advisory Board were issued an annual award of options to purchase 5,000 shares each of the Company's common stock which are immediately exercisable at an exercise price of $3.70 and $4.60 per share, respectively. Three of our Outside Directors received annual option grants as per our Amended and Restated 2003 Omnibus Equity Incentive Plan of 20,000 shares each for serving on our Board of Directors and for being Chairman of a Board committee. These Director options become fully exercisable in one year from their grant date at an exercise price of $3.70.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006


Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

New Accounting Pronouncements
-----------------------------
Accounting for Uncertainty in Income Taxes
------------------------------------------

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes". FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by the Company no later than February 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its tax returns. We are currently evaluating the impact of adopting FIN 48 on our financial statements. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

Fair Value Measurements
-----------------------

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption of this Statement is not expected to have a material effect on the Company's consolidated financial statements.


Note 3. Fixed Assets:
        ------------

      Fixed assets consisted of the following at October 31, 2006 and January 31, 2006, respectively:

                                                 October 31,     January 31,
                                                    2006            2006
                                                ------------    ------------
         Furniture, fixtures and equipment      $    236,000    $    193,300
         Automobiles                                  26,100              --
         Leasehold improvements                       47,100          47,100
                                                ------------    ------------
                                                     309,200         240,400
         Less:  Accumulated depreciation            (179,200)       (157,400)
                                                ------------    ------------
                                                $    130,000    $     83,000
                                                ============    ============

    Furniture and fixtures are depreciated over a useful life of 7 years. All other assets are depreciated over a useful life of 5 years.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006


Note 4. Intangible Assets:
        -----------------

      Intangible assets consisted of the following at October 31, 2006 and January 31, 2006, respectively:

                                                        October 31,     January 31,
                                                           2006            2006
                                                       ------------    ------------
         Patent application and other deferred costs   $    220,300    $    217,000
         Trademarks                                          47,900          44,200
         Website development costs                           18,500           6,300
                                                       ------------    ------------
                                                            286,700         267,500
         Less:  Accumulated amortization                    (36,700)         (7,400)
                                                       ------------    ------------
                                                       $    250,000    $    260,100
                                                       ============    ============

Note 5.  Notes Payable :
         --------------

2003 8% Convertible Promissory Notes
------------------------------------

      From April 29, 2003 to August 31, 2003, the Company borrowed $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans was substantially the same, other than the principal amount thereof. The 2003 Notes were for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, were convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The terms of the 2003 Notes provided that the 2003 Notes, including accrued and unpaid interest, if any, would automatically convert at any time prior to maturity if the Company completed an equity financing in which the Company obtained net proceeds of $2,000,000 or more, at a rate that would be the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing was equal to or less than $0.75, the 2003 Notes would be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing was more than $0.75, the 2003 Notes would be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. For the nine months ended October 31, 2006, $3,052,500 of the 2003 Notes and accrued interest of $726,500 was converted into 5,038,574 shares of common stock. At October 31, 2006, there were no 2003 Notes outstanding.

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

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006


Note 5.  Notes Payable continued :
         ------------------------

The notes are unsecured and may be prepaid without penalty. At October 31, 2006, the outstanding principal balance of the loans was $250,000 ($125,300 net of unamortized debt discount).

Notes Payable at October 31, 2006 and January 31, 2006 consisted of the following:

                                                        October 31,    January 31
                                                           2006           2006
                                                       ------------   ------------
         2003 Convertible promissory notes, bearing
         interest at 8% maturing at varying dates
         from April 29, through August 1, 2006         $         --   $  3,052,500

         December 2003 Convertible promissory notes,
         maturing in December 2006                          250,000        250,000
                                                       ------------   ------------
                                                            250,000      3,302,500
         Less: unamortized debt discount                    124,700      2,769,300
                                                       ------------   ------------
                                                            125,300        533,200
         Less: current portion                              125,300        533,200
                                                       ------------   ------------
         Long term portion                             $         --   $         --
                                                       ============   ============

Note 6. Major Customers and Major Vendor:
        ---------------------------------

Major Customers
---------------

      For the nine months ended October 31, 2006, two customers were responsible for approximately $2,287,200 in sales, representing 30% of the Company's sales. These two customers accounted for approximately $304,000 of the outstanding accounts receivable as of October 31, 2006.

      For the nine months ended October 31, 2005, two customers were responsible for approximately $1,875,200 in sales, representing 35% of the Company's sales.

      For the three months ended October 31, 2006, two customers were responsible for approximately $856,900 in sales, representing 31% of the Company's sales.

      For the three months ended October 31, 2005, two customers were responsible for approximately $671,200 in sales, representing 35% of the Company's sales.

Major Vendor
------------

      During the nine months ended October 31, 2006 and 2005, the Company acquired $3,333,100 and $2,410,900, respectively, of finished goods purchases from Organics Corporation of America ("Organics"), an approximate 1% shareholder of the Company, under a supply agreement. The Company owns approximately 5% of the outstanding stock of Organics.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006


Note 7. Stockholders' Equity :
        ----------------------

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

      On February 13, 2006, the Company announced that pursuant to Section 3.10 of each of the Class A and Class B Warrant Agreements, each dated as of June 28, 2005, (the "Warrant Agreements") between the Company and the respective holders of the Company's Class A and Class B Warrants (the "Warrant Holders"), the Company was accelerating the termination date of the Class A and the Class B Warrants. Section 3.10 of the Warrant Agreement provided the Company with the right to require that the Warrant Holders exercise their Class A and Class B Warrants by a certain date if the reported sales price of the Company's common stock had been at or above $4.00 per share for any ten (10) consecutive trading days during the thirty day period immediately preceding the date the Company exercised such right. The common stock of the Company traded at or above $4.00 per share from January 23, 2006 through February 10, 2006, satisfying such condition. The Company exercised its option to require that all outstanding Class A and Class B Warrants be exercised by the Warrant Holders by no later than forty-five days after the date of the Warrant Call Notice in accordance with the terms of Section 3.10 of the Warrant Agreements. As a result, the expiration date to exercise the Class A and Class B Warrants, in whole or in part was accelerated to 5:00 PM EST on March 30, 2006. After that date and time, any unexercised Class A and Class B Warrants would expire, and any remaining rights under such Class A and Class B Warrants would terminate and be of no further force or effect. On March 17, 2006, the Company unilaterally extended the expiration date for its Class A and Class B warrants from 5:00 PM EST on

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006


Note 7. Stockholders' Equity continued:
        -------------------------------

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


2000 Long-Term Incentive Stock Plan
-----------------------------------

      On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the "2000 Plan"). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR's) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At October 31, 2006, 535,600 option grants were outstanding under the 2000 Plan.


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

      Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock, increased by 250,000 additional shares of common stock as of January 1, 2004. At the 2004 Annual Meeting, the 2003 Plan was amended to provide that as of January 31 of each year, commencing with January 31, 2005, the aggregate number of Common Shares reserved for issuance under the 2003 Plan would automatically increase in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At October 31, 2006, 2,638,400 options were issued and outstanding under the 2003 Plan.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2006


Note 7. Stockholders' Equity continued:
        -------------------------------

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

Note 8. Income Taxes:
        ------------

      The Company uses the liability method of accounting for income taxes. No recognition has been made of the possible benefits of available net operating loss carry-forwards due to the uncertainty that future years will provide income to be offset by such available benefits. The Company and its subsidiary have net operating loss carry-forwards of approximately $11,717,800 as of October 31, 2006, which could be available to reduce income otherwise subject to income tax. The possible deferred income tax benefits of such available net operating losses are estimated to be approximately $4,101,200 as of October 31, 2006, with a valuation allowance of an equal amount. The net operating carry-forwards expire through 2025.


Note 9. Commitments and Contingencies:
        -----------------------------

Government Regulations
----------------------

      The Company's nutritional and health products are produced by third parties under applicable government regulations. The Company depends upon its vendors to comply with such regulations. Failure by such vendors to comply with the applicable regulations could result in fines and/or seizure of the food products. Presently, the Company is not under any such investigations.

Note 10. Bonus Plan
         ----------

     On June 7, 2005, the Company approved a bonus plan for officers based 50% on sales and 50% on EBITDA, with annual targets to be set at the level of the annual operating plan approved by the Board. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the nine months ended October 31, 2006 and 2005, the Company has accrued $180,500 and $50,900, respectively, for such bonuses.

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

Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005

      Sales for the three months ended October 31, 2006 were $2,734,700 as compared with $1,937,300 for the three months ended October 31, 2005, an increase of 41.2%. This increase was primarily attributable to an increase in branded product sales to approximately $2,239,100 from $1,473,000. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. The sales increase is primarily driven by new customers generated from our internal sales force and increases in purchases from existing customers. Private label sales increased to approximately $495,600 from $464,300 for the comparable prior year period.

      Cost of sales for the three months ended October 31, 2006 was $1,318,100 or 48.2 % of sales, as compared with $946,300 for the three months ended October 31, 2005, or 48.8% of sales. Gross profit percentage increased from 51.2% to 51.8% for the three months ended October 31, 2006 compared to the three months ended October 31, 2005. This increase is directly related to the increased percentage of branded sales which sell at a higher gross margin than our private label sales.

      Selling, general and administrative expenses for the three months ended October 31, 2006, increased by $371,000 to $1,218,200 from $847,200 for the three months ended October 31, 2005. This increase was primarily attributable to an expense of $175,200 for stock based compensation and increased sales and marketing expenses of $130,500 and research and development costs of $140,900. These increases were offset by decreases in other selling, general and administrative expenses.

      For the three months ended October 31, 2006, the Company had operating income of $198,400 as compared to operating income of $143,800 for the three months ended October 31, 2005. The operating income for the three months ended October 31, 2006 was negatively affected by the increased non-cash expense of $175,200 for stock based compensation.

      Interest expense was $80,800 for the three months ended October 31, 2006 and interest income was $83,100 as compared to $179,500 and $15,900, respectively, for the three months ended October 31, 2005. The decrease in interest expense of $98,700 was primarily due to a decrease in the non-cash amortization of debt discount associated with our 2003 8% Convertible Promissory Notes.

      The Company has a net income for the three months ended October 31, 2006 of $196,400 or $0.01 per share compared to a net loss for the three months ended October 31, 2005 of ($25,900) or ($0.01) per share.

Nine Months Ended October 31, 2006 Compared to Nine Months Ended October 31,
2005

      Sales for the nine months ended October 31, 2006 were $7,630,700 as compared with $5,410,400 for the nine months ended October 31, 2005, an increase of 41.0%. This increase was primarily attributable to an increase in branded product sales to approximately $6,161,300 from $3,915,900. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. The sales increase is primarily driven by new customers generated from our internal sales force and increases in purchases from existing customers. Private label sales decreased to approximately $1,469,400 from $1,494,500 for the comparable prior year period.

      Cost of sales for the nine months ended October 31, 2006 was $3,603,000 or 47.2% of sales, as compared with $2,612,000 for the nine months ended October 31, 2005, or 48.3% of sales. Gross profit percentage increased from 51.7% to 52.8% for the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005. This increase is directly related to the increased percentage of branded sales which sell at a higher gross margin than our private label sales.

      Selling, general and administrative expenses for the nine months ended October 31, 2006, increased by $1,201,700 to $3,676,000 from $2,474,300 for the nine months ended October 31, 2005. This increase was primarily attributable to an expense of $530,700 for stock based compensation, a management bonus accrual of $180,500, and an increase in sales and marketing expenses of $299,000.

      For the nine months ended October 31, 2006, the Company had operating income of $351,700 as compared to operating income of $324,100 for the nine months ended October 31, 2005. The operating income for the nine months ended October 31, 2006 was negatively impacted by the increased non-cash expense of $530,700 for stock based compensation, offset by higher sales.

      Interest expense was $2,737,900 for the nine months ended October 31, 2006 and interest income was $182,400 as compared to $332,300 and $41,800, respectively, for the nine months ended October 31, 2005. The increase in interest expense of $2,405,600 was primarily due to an increase in the non-cash amortization of debt discount associated with our 2003 8% Convertible Promissory Notes.

      The Company incurred a net loss for the nine months ended October 31, 2006 of ($2,231,400) or ($0.23) per share compared to a net income for the nine months ended October 31, 2005 of $26,100 or $0.01 per share.

Liquidity and Capital Resources

      At October 31, 2006, the Company had cash of $5,232,000 as compared to cash of $2,361,200 at January 31, 2006. The Company also invested $1,997,200 in a six month U.S. Treasury bill. At October 31, 2006, approximately 99% of accounts receivable were less than 30 days past due. Cash provided by operations during the nine months ended October 31, 2006 was $1,071,000 as compared to cash provided by operations of $179,900 in the comparable period of the prior fiscal year. Included in the cash flows for the nine months ended October 31, 2006 was non cash interest expense from debt discount amortization of $2,644,600. Cash and cash equivalents and short-term investments are more than sufficient for the Company to carry out its operating plan for the next 12 months.

Concentration of credit risk
----------------------------

      The Company maintains its cash in several accounts at two high credit quality financial institutions. The Company invested $1,997,200 in US Treasury bills and the balance of its cash is in money market accounts. At October 31, 2006 the Company had approximately $5.0 million in excess of FDIC insured limits.

Critical Accounting Policies

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

Share-Based Compensation
------------------------

      Effective February 1, 2006, the Company adopted SFAS No.123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the nine months ended October 31, 2006 includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 for the portion vesting in the nine months ended October 31, 2006; and 2) compensation cost for all share based payments granted on or after February 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.


ITEM 3. Controls and Procedures

      The Company carried out an evaluation, under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule l3a-15. Based upon this evaluation, our principal executive officer and principal accounting officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date the Company carried out this evaluation.

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

         None.

ITEM 3. Defaults Upon Senior Securities
---------------------------------------

         None.


ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         None.

ITEM 5. Other Information
-------------------------

         None.

ITEM 6. Exhibits
----------------

                                  Exhibit Index
                                  -------------

  Exhibit      Description


    31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

    31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

    32.0
               Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002