Form 10KSB
period 2007-01-31
MEDICAL NUTRITION USA INC
filed 2007-05-16
CIK 722617

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended January 31, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

                         Commission file number 0-18349

                           MEDICAL NUTRITION USA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               11-3686984
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

   10 West Forest Avenue, Englewood, New Jersey           07631
   --------------------------------------------         ----------
     (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (201) 569-1188

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

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

State issuer's revenues for its most recent fiscal year: $10,531,300.

The aggregate market value of voting stock held by non-affiliates of the registrant as of May 10, 2007 was approximately $60,235,216 (based on the average of the closing bid price and closing ask price for shares of the registrant's common stock as reported on the Nasdaq for the last trading date prior to that date).

As of May 10, 2007 there were 14,068,145 shares of the registrant's common stock outstanding.

Portions of the registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders scheduled to be held June 6, 2007 are incorporated by reference in
Part III hereof.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS

PART I
         Item 1 -  DESCRIPTION OF BUSINESS                              2
         Item 2 -  DESCRIPTION OF PROPERTY                              8
         Item 3 -  LEGAL PROCEEDINGS                                    8
         Item 4 -  SUBMISSION OF MATTER TO SECURITY HOLDERS             8

PART II
         Item 5 -  MARKET FOR COMMON EQUITY, RELATED
                    STOCKHOLDER MATTERS AND SMALL BUSINESS
                    ISSUER PURCHASES OF EQUITY SECURITIES               9
         Item 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                    PLAN OF OPERATIONS                                  10
         Item 7 -  FINANCIAL STATEMENTS                                 13
         Item 8 -  CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE                                          13
         Item 8A-  CONTROLS AND PROCEDURES                              14
         Item 8B-  OTHER INFORMATION                                    14

PART III
         Item 9 -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
                    AND CONTROL PERSONS; COMPLIANCE WITH
                    SECTION 16(a) OF THE EXCHANGE ACT                   14
         Item 10 - EXECUTIVE COMPENSATION                               14
         Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT AND RELATED
                    STOCKHOLDER MATTERS                                 14
         Item 12 - CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS  AND DIRECTOR INDEPENDENCE             14
         Item 13 - EXHIBITS                                             15
         Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES               15
Signatures                                                              16
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

     Forward-looking statements may include the words "may," "could," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this annual report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update forward-looking statements.

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

Item 1.   DESCRIPTION OF BUSINESS

INTRODUCTION

     Medical  Nutrition  USA,  Inc. (a  Delaware  Corporation)  (the  "Company")
develops and distributes nutritional supplements for use in long-term care facilities, hospitals and dialysis clinics. Some of the Company's products are also sold through health food stores under private label or licensing agreements. The Company's predecessor was incorporated in New Jersey in 1981, and reincorporated in Delaware on April 23, 2003. Unless the context otherwise requires, references to the Company in this report include Medical Nutrition USA, Inc.

INDUSTRY OVERVIEW

     Annual sales of nutrition products, including supplements, fortified foods and beverages and nutraceuticals in the United States were estimated to be approximately $100 billion. Annual sales of nutritional supplements to health care institutions, the industry segment in which the Company primarily competes, are estimated to be approximately $4.2 billion annually and growing at a rate of approximately 12% per year. The nutritional supplements industry is fragmented and highly competitive and includes vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived there from. With certain limited exceptions, the sale of nutritional supplements is not subject to FDA approval prior to sale. See "Government Regulation" below. Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). Under DSHEA, vendors of dietary supplements are able to educate consumers regarding the effects of certain component ingredients.

LONG-TERM CARE

     The long-term care market includes nursing, convalescent and assisted-living facilities. There are approximately 17,000 nursing home facilities in the United States. The number of Americans aged 65 and over is projected to increase from 35 million to over 70 million by 2030. An important component of the Older Americans Act (the "OAA") includes programs and services to specifically address nutrition among older persons. Nursing home facilities are required by law to assure that each resident maintain "acceptable parameters of nutritional status, such as body weight and protein levels, unless the clinical condition demonstrates that this is not possible." Within the nursing home resident population, Protein Energy Malnutrition (PEM), a deficiency of protein and energy (calories), is a common condition resulting in loss of lean body mass, development of pressure ulcers, impaired immune response and organ function. In observational studies, Pro-Stat(R), the Company's, modular protein supplement has been shown to be effective nutritional support in the treatment of pressure ulcers, unintended weight loss and malnutrition. In March 2006, a randomized, controlled clinical trial was published in the peer-reviewed journal "Advances in Skin and Wound Care", reporting a 96% greater improvement in pressure ulcer healing among nursing home residents receiving standard care plus Pro-Stat(R), compared to a control group receiving standard care plus a placebo.

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

INDUSTRY TRENDS

     The Company believes that the market for its institutional nutritional supplements will continue to expand as a result of the following:

   o The aging of the United States population and the resulting increase in the number of assisted living/nursing home residents;

   o The growth in understanding of the link between diet, nutrition, and health, especially among the geriatric population; and

   o Increased research into the beneficial effects of targeted nutritional intervention in reducing the severity of age-related disease and the incidence of nutritional deficiencies among institutionalized patients.

SALES, PRODUCTS AND STRATEGY

     During the past year, the Company has continued to implement its strategy to increase the proportion of its sales generated by its own branded products, primarily to nursing homes, nursing home distributors, and dialysis clinics. These products include primarily the Pro-Stat(R) line of enzyme-hydrolyzed liquid protein used to treat unintended weight loss, protein energy malnutrition and pressure ulcers.

     The Company's strategy includes increasing the number of nursing homes, long-term care facilities and dialysis clinics employing Pro-Stat(R) therapy through expansion of its own sales force to 18 sales people as of January 31, 2007 from 12 sales people as of the same date in 2006, and through consultant dietitians. The Company also uses advertising and exhibitions at trade shows that focus on the long-term care and dialysis markets. As a result of this strategy, sales of the Company's branded products increased over 44% for the fiscal year ended January 31, 2007 when compared to the prior fiscal year.

     During the fiscal year ending January 31, 2007, the revenues generated by the Company resulted from the sale of branded products and private label products.

     For the fiscal year ended January 31, 2007, one private label customer accounted for approximately 15.1% of total sales as compared to 21.6% for the same customer in the prior fiscal year. The Company has no contractual arrangements with this customer and if this customer was to discontinue purchasing from the Company, it would have a material impact on the Company's sales.

     In the past year, the Company has developed a number of new products including Fiber-Stat(R) laxation liquid and Pro-Stat(R) Advanced Wound Care
(AWC). Pro-Stat(R) AWC expands the potential uses of Pro-Stat(R) for patients with advanced wounds and Fiber-Stat(R) provides an alternative and novel method of providing fiber supplementation. The Company has been able to successfully market these new products.

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

     During the fiscal year ended January 31, 2007, the Company recorded expenses, not including salaries and wages, of $273,500 on Research and Development. For the fiscal year ended January 31, 2006, the Company incurred $9,000 in Research and Development costs.

MANUFACTURING

     The Company uses contracted third parties to manufacture its products. In August 2003, the Company entered into a cross-ownership agreement with Organics Corporation of America ("Organics") its principal manufacturer whereby mutual protections were established regarding intellectual property and pricing. Organics is responsible for receipt and storage of raw material, production and packaging, and labeling of finished goods. At present, the Company is dependent upon Organics for the production of almost all of its products. If Organics were unwilling or unable to manufacture and deliver the Company's products, the Company's sales would be adversely impacted. The Company believes at the present time it will be able to obtain the quantity of products it will need to meet orders.

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

     Competition for the institutional nutritional supplement products the Company offers is significant. These products compete against a number of well-known brands of alternative or similar products with substantially greater market share than the Company's products. As the Company's sales have grown, competitors have attempted to introduce products that compete directly against the Company's liquid protein supplement. The Company's failure to adequately respond to the competitive challenges faced by the products it offers could have a material adverse effect on its business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     The Company regards the protection of copyrights, trademarks and other proprietary rights that it may own or license as material to its future success and competitive position. The Company intends to rely on a combination of laws and contractual restrictions, such as confidentiality agreements, to establish and protect its proprietary rights. Laws and contractual restrictions, however, may not be sufficient to prevent misappropriation of proprietary rights or deter others from independently developing products that are substantially equivalent or superior.

Patents

     In 1977, the Company was issued four patents for its collagen hydrolysate product. These are for (1) Method Of Providing High-Protein Nutrition By The Oral Administration Of A Predigested Protein Composition, (2) Method Of Composition For Preventing Nutritional Deficiency, (3) Method Of Treating Nutritional Deficiency During Cardiac Cachexia, Diabetes, Hypoglycemia, Gastro-enterology, Lipid, Cell Glycogen And Keratin Related Skin Conditions And Alcoholism, and (4) Method Of Treating Obesity By The Oral Administration Of A Predigested Protein Composition. These patents expired in 1994. Currently, the Company has been granted provisional rights for a patent-pending for "Method for Treating Wounds to Promote Healing".

Trademarks

     The Company has been using the Pro-Stat(R) mark since August 2002 and the Fiber-Stat(R) mark since August 2005. The Company intends to take the actions that it believes are necessary to protect its proprietary rights with respect to these marks, but it may not be able to do so on commercially reasonable terms, if at all.

GOVERNMENT REGULATION

     The formulation, manufacture and labeling of the Company's products are subject to regulation by one or more federal agencies, including, principally, the Food and Drug Administration ("FDA"). These activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

     Principally through the efforts of the dietary supplement industry, the Dietary Supplement Health and Education Act of 1994 ("DSHEA") was signed into law in 1994. DSHEA amends the Federal Food, Drug, and Cosmetic Act and, in the judgment of the Company, is favorable to the dietary supplement industry. First and foremost, the legislation created a new statutory class of "dietary supplements". This class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. A dietary supplement which contains a new dietary ingredient, one not on the market as of October 15, 1994, requires evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the FDA before it may be marketed. DSHEA also recognizes the need for the dissemination of information about the link between nutrition and health and provides that publications, which are not false and misleading and present a balanced view of available scientific information on a dietary supplement, may be used in connection with the sale of dietary supplements to consumers. Among other changes, DSHEA prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels and in other labeling.

     In September 1997, the FDA issued final new regulations to implement DSHEA. Among other things, these regulations established a procedure for dietary supplement companies to notify the FDA about the intended marketing of a new dietary ingredient or about the use in labeling of statements of nutritional support. The regulations also established a format for nutrition labeling on dietary supplements. The format became mandatory on March 23, 1999, and the Company revised all of its dietary supplements labels to be in compliance by that date.

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

EMPLOYEES

     The Company has 31 full time employees as of May 10, 2007.

RISK FACTORS

The Company generates a significant amount of revenues from one customer.

     For the fiscal year ended January 31, 2007, one private label customer accounted for approximately 15.1% of total revenues, as compared to 21.6% in the prior year. The Company does not have contracts with this customer and, as a result, there is no assurance that this customer will continue to order products from the Company or will continue to order the products in the same amount. The loss of this customer would have a material adverse effect upon the sales and operating results of the Company.

The Company may encounter problems implementing its business strategy.

     The Company may encounter problems, delays and expenses in implementing its business strategy. These may include, but are not limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond the Company's control, and in any event, could adversely affect the Company's results of operations. See "Management's Discussion and Analysis or Plan of Operation."

If the Company does not successfully manage any growth it experiences, it may experience increased expenses without corresponding revenue increases.

     The Company's business is growing at a rapid rate. This growth may place a significant strain on management, financial and other resources. It also may require the Company to increase expenditures before it generates corresponding revenues. The Company's ability to manage future growth, should it occur, will depend upon its ability to identify, attract, motivate, train and retain highly skilled managerial, financial, business development, sales and marketing and other personnel. Competition for these employees is intense. Moreover, the growth in the Company's businesses will require the Company's management to integrate and manage an increasing number of employees. The Company may not be able to implement successfully and maintain its operational and financial systems or otherwise adapt to growth. Any failure to manage growth, if attained, could have a material adverse effect on the Company's business.

The Company is currently dependent on one principal manufacturer, Organics Corporation of America ("Organics") for the production of its products.

     The Company is dependent Organics for the production of its products. This manufacturer has one factory for its production facilities. If this manufacturer sustains damage to its facility, has labor or financial problems, or materially changes the price of manufacturing, this could interrupt the supply of product which could cause the Company to lose product sales, which could have a material adverse effect on the Company's business.

The Company is dependent on a limited number of sources of supply for the raw materials for many of the products it offers. If there were an interruption of supply of products, the Company's sales may suffer and the Company could be required to abandon a product line.

     The Company is dependent on a limited number of sources of supply for the raw materials for many of the products it offers. With respect to these products, the Company cannot guarantee that these third parties will be able to provide adequate supplies of raw materials in a timely fashion. If the Company is unable to renew or extend an agreement with a third-party supplier, if an existing agreement is terminated or if a third-party supplier otherwise cannot meet the Company's need for raw materials, the Company may not be able to obtain an alternative source of supply in a timely manner or at all. In these circumstances, the Company may be unable to continue to market products as planned and could be required to abandon or divest itself of a product line on terms which would materially affect the Company's business.

The Company may be exposed to product liability claims not covered by insurance.

     The Company may be exposed to product liability claims. Although the Company believes that it currently carries and intends to maintain a comprehensive multi-peril liability insurance package, the Company cannot guarantee that this insurance will be sufficient to cover all possible liabilities. A successful suit against the Company could have an adverse effect on its business and financial condition if the amounts not covered by insurance are material.

The Company's future capital requirements will depend on many factors. If the Company needs to obtain additional financing and is unable to do so, it might not be able to continue to operate at its current level.

     The Company believes that it has sufficient cash on hand to fully implement its business strategy for fiscal year 2008. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources". The Company's future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales.

     If needed, additional funding may not be available on acceptable terms, or at all. If additional funds were needed but were not available, the Company might be required to significantly curtail or defer one or more of its marketing programs or to limit or postpone obtaining or developing new products. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of its common stock. If the Company raises additional funds through the issuance of additional debt securities, these new securities would have certain rights, preferences and privileges senior to those of the holders of its common stock, and the terms of these debt securities could impose restrictions on its operations. For a further discussion of expenditures and other factors that could affect the Company's need for future capital, see "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

The Company's inability to obtain new proprietary rights or to protect and retain its existing rights could impair its competitive position and adversely affect its sales.

     The Company believes that the trademarks, copyrights and other proprietary rights that it owns, will continue to be important to its success and competitive position. If the Company fails to maintain its existing rights or cannot acquire additional rights in the future, its competitive position may be harmed. While some products the Company offers incorporate patented technology, most of the products the Company sells are not protected by patents.

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

     There has historically been a very limited public market for the Company's common stock, and the Company does not know whether investor interest in the Company will lead to the development of a more active trading market. The market prices and trading volumes for securities of emerging companies, such as the Company, historically have been highly volatile and have experienced significant fluctuations both related and unrelated to the operating performance of those companies. The price of the Company's common stock may fluctuate widely, depending on many factors, including factors that may cause the Company's quarterly operating results to fluctuate as well as market expectations and other factors beyond the Company's control. This could restrict the Company's ability to access the capital markets for necessary funding.

Failure to achieve and maintain  effective  internal controls in accordance with
Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

     Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and disclosure controls and procedures The Company may not be able to identify and or establish proper procedures to maintain an effective internal control environment. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price or our ability to access the capital markets for necessary funding..

Item 2.   DESCRIPTION OF PROPERTY

     The principal executive offices of the Company are located at 10 West Forest Avenue, Englewood, New Jersey 07631, where it leases approximately 7,500 square feet. The lease is for a period of five years commencing January 1, 2005. The annual rent for the fiscal year ending January 31, 2007 was approximately $136,900, for the fiscal year ending January 31, 2008 it will be $139,300, for the fiscal year ending January 31, 2009 it will be $141,800 and for the fiscal year ending January 31, 2010 it will be $132,100.

     Approximately 3,500 square feet of this facility house the Company's administrative offices with the balance utilized for shipping and warehousing. Some of the Company's products are shipped by its third party manufacturer directly to major customers. The Company believes its present facility is adequate for its present and reasonably foreseeable future operational needs.

Item 3. LEGAL PROCEEDINGS

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

Item 5. MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "MDNU.OB". Information as to the range of high and low bid quotations for the Company's common stock, for the periods indicated, as furnished by National Quotation Bureau Incorporated, is set forth:

                 THREE MONTHS ENDED      HIGH        LOW
                 ------------------   ---------   ---------
                 April 30, 2005       $    2.95   $    2.25
                 July 31, 2005        $    3.10   $    2.70
                 October 31, 2005     $    3.15   $    2.46
                 January 31, 2006     $    4.75   $    2.70
                 April 30, 2006       $    5.05   $    4.10
                 July 31, 2006        $    4.20   $    3.70
                 October 31, 2006     $    4.20   $    3.50
                 January 31, 2007     $    4.62   $    4.00

     The above bid quotations represent prices between dealers and do not include actual retail mark-ups, mark-downs or commissions and may not represent actual transactions.

     On April 2, 2007, the Company was notified that its common stock has been approved for listing on the NASDAQ Capital Market. The common stock began trading under the symbol "MDNU" on April 18, 2007.

     As of May 10, 2007, there were approximately 530 holders of record of the Company's common stock.

     The Company has not declared any cash dividends on its common stock and it has no intention to pay cash dividends in the foreseeable future.

     As of January 31, 2007, the following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

                                Number of
                               securities        Weighted
                                 to be           average
                               issued upon       exercise        Number of
                              exercise of        price of        securities
                              outstanding      outstanding       remaining
                                options,         options,         available
                                warrants         warrants        for future
                               and rights       and rights        issuance
        Plan category              (a)             (b)              (c)
-------------------------    --------------   --------------   --------------

Equity compensation plans
approved by security
holders                           2,431,097   $         2.53               (1)
                             --------------   --------------   --------------

Equity compensation plans           453,600   $         0.84                -
not approved by security
holders
                             --------------   --------------   --------------

Total                             2,884,697   $         2.26                -
                             ==============   ==============   ==============

(1) The 2003 Omnibus Equity Incentive Plan was amended to provide that as of January 31 of each year, , the aggregate number of Common Shares reserved for issuance under the 2003 Plan is automatically increased in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year.

ITEM 6.   Management's Discussion and Analysis or Plan of Operation

EXECUTIVE SUMMARY

Overview - During fiscal 2007, we were successful in implementing our strategy to expand the distribution of our own branded products. As a result, the Company's branded products are now being carried by approximately 80 distributors who supply products to facilities and dialysis clinics. Additionally, in January 2007, Pro-Stat(R) 64 modular liquid protein supplement was selected by the U.S. Department of Veterans Affairs as the exclusive product on its Nutrition Formulary in the Therapeutic Specialty Modular Nutritional Products. Purchase amounts under the contract will depend upon the rate at which individual facilities use the products.

Fiscal 2007 Highlights

Sales - Our sales increased approximately 44%, to $10,531,300, during the fiscal year. The sales increase was primarily the result of expanded distribution of our Pro-Stat(R) line of hydrolyzed, liquid, modular protein. Sales of the Company's branded products increased approximately 56%, from the prior fiscal year to $8,442,700.

New Product Development - We completed development of, and began marketing, our Pro-Stat(R) Advanced Wound Care and Fiber-Stat(R) laxation liquid products during Fiscal 2007.

Cash Balance and Cash Flow - Our cash balance at January 31, 2007 was $8,103,300. For the year, cash provided by operating activities totaled $1,626,400 on a reported net loss of $1,986,900. The Company's total cash position increased by $5,742,100 and accounts receivable, net of allowance, increased by $338,800 from the prior year.

Fiscal 2008 Expectations

We expect our revenues to continue to grow as a result of our ongoing efforts to expand distribution of our branded products. We also expect to introduce a new product in the second quarter of the year.

RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report.

FISCAL YEAR ENDED  JANUARY 31,  2007  COMPARED TO FISCAL YEAR ENDED  JANUARY 31,
2006

     Sales for the fiscal year ended January 31, 2007 were $10,531,300 as compared with $7,310,500 for the fiscal year ended January 31, 2006, an increase of 44.1%. This increase was primarily attributable to an increase in branded product sales to approximately $8,442,700 from $5,397,100. The increase in branded sales can be attributed to growing awareness of our products, the increase in the size of the Company's sales force, the publishing in March 2006 of our clinical study on pressure ulcer healing and the market penetration of our newly introduced product of Pro-Stat(R) Advanced Wound Care (AWC). Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales increased to approximately $2,088,600 from $1,913,400 for the comparable prior year period.

     Cost of sales for the fiscal year ended January 31, 2007 was $5,007,000 or 47.5% of sales, as compared with $3,523,900 for the fiscal year ended January 31, 2006, or 48.2% of sales. Gross profit percentage increased from 51.8% to 52.5% for the fiscal year ended January 31, 2007 compared to the fiscal year ended January 31, 2006. This increase in gross profit percentage was primarily due to an increase in the sales of branded products which have a higher gross profit than the Company's private label products.

     Selling, general and administrative expenses for the fiscal year ended January 31, 2007, increased by $1,359,300 to $4,616,600, from $3,257,300 for the fiscal year ended January 31, 2006. This increase was primarily attributable to stock based compensation expense of $681,200 and an increase in selling and marketing expenses of $497,400. This increase in selling and marketing is due to expanded marketing of the Company's branded products.

     Research and development expenses for the fiscal year ended January 31, 2007 was $273,500 in comparison to $9,000 for the prior fiscal year. The Company sponsored two academic university clinical studies that began in fiscal 2007. The anticipated outcomes will be published in peer reviewed journals.

     For the fiscal year ended January 31, 2007, the Company had operating income of $634,200 as compared to an operating income of $520,300 for the fiscal year ended January 31, 2006.

     Interest expense was $2,862,600 for the fiscal year ended January 31, 2007 and interest income was $273,800 as compared to $749,500 and $60,900, respectively, for the fiscal year ended January 31, 2006. The increase in interest expense was primarily due to an increase in the non-cash amortization of debt discount from $526,300 in the prior fiscal year to $2,769,300 for the fiscal year ended January 31, 2007.

     Prior to the fiscal year ended January 31, 2007, the Company had provided a valuation allowance for the full amount of its deferred tax assets because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit due to its financial condition. However, based on the Company's current and projected taxable income, the deferred tax benefit in the amount of $1,692,600 has been recorded in the fiscal year ended January 31, 2007 financial statements. The provision for taxes in Fiscal 2006 related solely to state franchise amounts. The book benefit for the net operating losses generated in Fiscal 2006 was offset by recording a full valuation allowance. The Company may be subject to annual NOL limitations in accordance with section 382 of the Internal Revenue Code, nevertheless the Company expects to utilize all of the NOL carryforwards prior to their expiration.

     The Company incurred a net loss for the fiscal year ended January 31, 2007 of $294,300 or $0.03 per share, compared to a net loss for the fiscal year ended January 31, 2006 of $176,900 or $0.06 per share.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2007, the Company had cash of $8,103,300 as compared to cash of $2,361,200 at January 31, 2006. At January 31, 2007, approximately 99% of accounts receivable were less than 30 days past due. Cash provided by operations during the fiscal year ended January 31, 2007 was $1,626,400 as compared to $358,600 in the comparable prior fiscal year.

     From April 29, 2003 to August 31, 2003, the Company borrowed $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans was substantially the same, other than the principal amount thereof. The 2003 Notes had a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, were convertible at any time prior to maturity at the option of the note holder into shares of the Company's common stock at a conversion price of $0.75 per share. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. For the year ended January 31, 2007, $3,052,500 of the 2003 Notes and accrued interest of $726,500 was converted into 5,038,574 shares of common stock. At January 31, 2007, there were no 2003 Notes outstanding.

     In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. Subsequent to the loan transaction one individual became a director of the Company. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants had a three-year term and were exercisable at $3.00 per share. In December 2006, the notes and warrants were converted into 222,222 shares of common stock. At January 31, 2007, none of these notes or related warrants were outstanding.

     The Company's future capital requirements will depend on many factors including: costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing or acquiring new products, the costs of expanding its operations, and its ability to continue to generate positive cash flow from its sales.

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

Critical Accounting Policies:

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts and historical trends. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

Share Based Compensation - Effective February 1, 2006, the Company adopted SFAS No.123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the year ended January 31, 2007 includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 for the portion vesting in the year ended January 31, 2007; and 2) compensation cost for all share based payments granted on or after February 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective transition method, the Company has not restated prior period results.

Deferred Tax Valuation Allowance - Deferred taxes arise due to temporary differences in the bases of assets and liabilities and from net operating losses and credit carry forwards. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company's statement of operations become deductible expenses under applicable income tax laws or loss or credit carry forwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Recent Pronouncements - In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have a material effect on the Company's consolidated financial statements.

     In July 2006, the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes." This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact on its financial condition or results of operations.

     In September 2006, the FASB issued Statement No. 157 "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure about fair value measurement. FASB Statement No. 157 applies to other accounting pronouncements that require fair value measurements or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the potential impact, in any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

Item 7:   FINANCIAL STATEMENTS

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

     During the two most recent fiscal years ended January 31, 2006, and for the period February 1 to April 26, 2006, there were no disagreements between the Company and Goldstein & Ganz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Goldstein & Ganz, would have caused Goldstein & Ganz to make reference to the subject matter of the disagreement in their audit reports.

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

Item 8A:  CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. In connection with the Form 10-KSB for the fiscal year ended January 31, 2007, the Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2007.

     There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting during the fiscal year ended January 31, 2007.

     It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our Chief Executive Officer, and Chief Financial Officer are made at the "reasonable assurance" level.

Item 8B - OTHER INFORMATION

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information regarding the Company's directors and officers is set forth in "Proposal 1 - Election of Directors" under the caption "Biographical Information Regarding Directors" in the Company's definitive proxy statement for its 2007 Annual Meeting of Shareholders to be held June 6, 2007. Such information is incorporated herein by reference. Information regarding compliance by the Company's directors and executive officers and owners of more than ten percent of common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION

     Information regarding the compensation of the Company's executive officers and directors is set forth in "Proposal 1 - Election of Directors" under the caption "Director Compensation" and under the caption "Summary of Cash and Certain Other Compensation" in the proxy statement. Such information is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information regarding ownership of the Company's common stock by certain persons is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement. Such information is incorporated herein by reference.

Item 12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE

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


Dated: May 16, 2007                               MEDICAL NUTRITION USA, INC.


                                                  By: /s/ FRANCIS A. NEWMAN
                                                      --------------------------
                                                      Francis A. Newman,
                                                      Chief Executive Officer

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                           Date
-------------------------     --------------------------------------------    -------------
/s/ FRANCIS A. NEWMAN         Chairman, Chief Executive Officer               May 16 , 2007
-------------------------     and Director (Principal Executive Officer)
Francis A. Newman


/s/ ALAN LEVY                 Chief Financial Officer                         May 16 , 2007
-------------------------     (Principal Accounting and Financial Officer)
Alan Levy


/s/ BERNARD KORMAN            Director                                        May 16, 2007
-------------------------
Bernard Korman


/s/ ANDREW HOROWITZ           Director                                        May 16, 2007
-------------------------
Andrew Horowitz


/s/ MARK H. ROSENBERG         Director                                        May 16 , 2007
-------------------------
Mark H. Rosenberg

                           MEDICAL NUTRITION USA, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page(s)
                                                                   -----------

Report of Independent Registered Public Accounting Firm                F-2

Report of Independent Registered Public Accounting Firm                F-3

Consolidated Balance Sheets at January 31, 2007 and 2006               F-4

Consolidated  Statements of Operations  for the Years Ended
 January 31, 2007 and 2006                                             F-5

Consolidated  Statements  of Cash Flows for the Years Ended
 January 31, 2007 and 2006                                             F-6

Consolidated  Statements of Stockholders' Equity for the
 Years Ended January 31, 2007 and 2006                                 F-7

Notes to Consolidated Financial Statements                         F-8 to F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Medical Nutrition USA, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Medical Nutrition USA, Inc. as of January 31, 2007, and the related consolidated statements of operations, cash flows, and stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Medical Nutrition USA, Inc. as of January 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standard No. 123 (R), "Share-Based Payment".

                                            /s/ AMPER, POLITZINER & MATTIA, P.C.

May 11, 2007
Edison, New Jersey

                             GOLDSTEIN & GANZ, P.C.

                          CERTIFIED PUBLIC ACCOUNTANTS
                               98 CUTTERMILL ROAD
                           GREAT NECK, NEW YORK 11021

                                   ----------

                                 (516) 487-0110

                            Facsimile (516) 487-2928


                                                Member of the American Institute
                                                of Certified Public Accountants

                                                Member of The New York State
                                                Society of Certified Public
                                                Accountants

             Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Medical Nutrition USA, Inc.

          We have audited the accompanying consolidated balance sheet of Medical Nutrition USA, Inc. as of January 31, 2006 and the related consolidated statements of operations, cash flows, and stockholders' equity for the year then ended January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Nutrition USA, Inc. as of January 31, 2006 , and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                     Goldstein & Ganz, CPA's, PC

Great Neck, NY
April  14, 2006

                           MEDICAL NUTRITION USA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                 January 31,
                                                                         ----------------------------
                                                                             2007            2006
                                                                         ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $  8,103,300    $  2,361,200
  Accounts receivable, net of allowance of $44,200 and
   $29,600 at January 31, 2007 and January 31, 2006, respectively           1,050,300         711,500
  Inventories                                                                 496,200         271,700
  Deferred income taxes                                                       250,500               -
  Other current assets                                                         57,800          72,400
                                                                         ------------    ------------

    Total current assets                                                    9,958,100       3,416,800

  Fixed assets, net of accumulated depreciation of
   $189,200 and $157,400, respectively                                        162,700          83,000

OTHER ASSETS:
  Deferred income taxes                                                     1,442,100               -
  Security deposits                                                            15,300          15,300
  Investment in Organics Corporation of America                               125,000         125,000
  Intangible assets, net of amortization                                      240,700         260,100
                                                                         ------------    ------------

                                                                         $ 11,943,900    $  3,900,200
                                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $    653,200    $    228,000
  Accrued expenses                                                            276,600         205,800
  Accrued rebates                                                              94,000          52,300
  Convertible promissory notes, net of discount                                     -         533,200
  Accrued interest payable                                                          -         633,200
                                                                         ------------    ------------

    Total current liabilities                                               1,023,800       1,652,500
                                                                         ------------    ------------
STOCKHOLDERS' EQUITY:
  Preferred stock $0.001 par value, 5,000,000 shares
   authorized; no shares outstanding at January 31, 2007 and 2006                   -               -
  Common stock, $0.001 par value; 20,000,000 shares
   authorized; 14,050,145 and 3,015,781 issued
   at January 31, 2007 and January 31, 2006, respectively                      14,000           3,000
  Additional paid-in-capital                                               23,884,400      14,835,700
  Accumulated deficit                                                     (12,874,900)    (12,580,600)
                                                                         ------------    ------------
                                                                           11,023,500       2,258,100
  Less: treasury stock, at cost; 22,851 shares as of January 31, 2007        (103,400)        (10,400)
                                                                         ------------    ------------
  Total stockholders' equity                                               10,920,100       2,247,700
                                                                         ------------    ------------
                                                                         $ 11,943,900    $  3,900,200
                                                                         ============    ============

               See notes to the consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Years Ended January 31,
                                                                         ----------------------------
                                                                             2007            2006
                                                                         ------------    ------------
Sales                                                                    $ 10,531,300    $  7,310,500
Cost of sales                                                               5,007,000       3,523,900

                                                                         ------------    ------------
Gross profit                                                                5,524,300       3,786,600
                                                                         ------------    ------------

Selling, general and administrative expenses                                4,616,600       3,257,300

Research and development                                                      273,500           9,000

                                                                         ------------    ------------
Operating income                                                              634,200         520,300
                                                                         ------------    ------------

Other (expense) income:
  Interest income                                                             273,800          60,900
  Interest expense including debt discount amortization                    (2,862,600)       (749,500)

                                                                         ------------    ------------
Total other (expense)                                                      (2,588,800)       (688,600)
                                                                         ------------    ------------

Loss before income taxes (benefit)                                         (1,954,600)       (168,300)

Income tax provision (benefit)                                             (1,660,300)          8,600
                                                                         ------------    ------------

Net (loss)                                                               $   (294,300)   $   (176,900)
                                                                         ============    ============

Basic and diluted per common share data:
Net (loss)                                                               $      (0.03)   $      (0.06)
                                                                         ============    ============

Weighted average number of common shares outstanding                       10,800,383       2,930,448
                                                                         ============    ============

               See notes to the consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended January 31,
                                                                         ----------------------------
                                                                             2007           2006
                                                                         ------------    ------------
OPERATING ACTIVITIES:
  Net (loss)                                                             $   (294,300)   $   (176,900)
  Adjustments to reconcile net cash provided by
  operating activities:
    Depreciation and amortization expense                                      71,300          26,700
    Provision for losses on accounts receivable                                14,600          20,000
    Deferred income taxes                                                  (1,692,600)              -
    Interest expense paid with common stock                                    93,300               -
    Interest expense from debt discount amortization                        2,769,300         526,300
    Stock based compensation                                                  690,400               -
  Changes in operating assets and liabilities
    Accounts receivable                                                      (353,400)       (232,600)
    Inventory                                                                (224,500)       (200,400)
    Other current assets                                                       14,600          (6,600)
    Accounts payable                                                          425,200         266,300
    Accrued expenses                                                           70,800          92,900
    Accrued rebates                                                            41,700          42,900
                                                                         ------------    ------------
Net cash provided by operating activities                                   1,626,400         358,600
                                                                         ------------    ------------

INVESTING ACTIVITIES:
  Acquisition of fixed assets                                                (111,500)        (35,100)
  Website development costs                                                   (12,200)              -
  Trademark costs                                                              (4,500)         (3,400)
  Capitalized patent costs                                                     (3,400)        (53,700)
  Purchase of treasury bill                                                 2,994,700               -
  Redemption of treasury bill                                              (2,994,700)              -
                                                                         ------------    ------------
Net cash (used for) investing activities                                     (131,600)        (92,200)
                                                                         ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from exercise of warrants, net of expenses of $93,800 and $0     4,096,000          83,100
  Proceeds from exercise of options                                           254,700           9,000
  Purchase of treasury stock                                                 (103,400)              -
                                                                         ------------    ------------
Net cash provided by financing activities                                   4,247,300          92,100
                                                                         ------------    ------------

Net increase in cash                                                        5,742,100         358,500
Cash and cash equivalents - beginning of year                               2,361,200       2,002,700
                                                                         ------------    ------------

Cash and cash equivalents - end of year                                  $  8,103,300    $  2,361,200
                                                                         ============    ============

Supplemental information:
  Taxes paid during the period                                           $     32,308    $     14,088
                                                                         ============    ============
  Conversion of debt to common stock - face amount
  $3,052,500 with accrued interest of $726,500 related
  to the year ended January 31, 2007

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      YEARS ENDED JANUARY 31, 2007 AND 2006

                                       Common Stock                                                                    Total
                               ----------------------------      Additional       Accumulated        Treasury       Stockholders'
                                  Shares          Amount      Paid-in-capital       Deficit           Stock            Equity
                               ------------    ------------   ---------------    --------------    ------------    --------------
Balance at January 31, 2005       2,892,965    $      2,900   $    14,743,700    $  (12,403,700)   $    (10,400)   $    2,332,500

Exercise of options                  12,000               -             9,000                 -               -             9,000

Exercise of warrants                110,816             100            83,000                 -               -            83,100

Net (loss)                                -               -                 -          (176,900)              -          (176,900)
                               ------------    ------------   ---------------    --------------    ------------    --------------

Balance at January 31, 2006       3,015,781           3,000        14,835,700       (12,580,600)        (10,400)        2,247,700

Exercise of options                 376,803             300           254,400                  -              -           254,700

Exercise of warrants,
 net of expenses of $93,800       5,607,599           5,600         4,340,400                  -              -         4,346,000

Conversion of convertible
 notes and accrued interest
 to common stock                  5,038,574           5,100         3,773,900                  -              -         3,779,000

Stock based compensation             12,300               -           690,400                  -              -           690,400

Purchase of treasury stock          (23,763)              -                 -                  -       (103,400)         (103,400)

Retirement of treasury stock              -               -           (10,400)                 -         10,400                 -

Net (loss)                                -               -                 -          (294,300)              -          (294,300)
                               ------------    ------------   ---------------    --------------    ------------    --------------

Balance at January 31, 2007      14,027,294    $     14,000   $    23,884,400    $  (12,874,900)   $   (103,400)   $   10,920,100
                               ============    ============   ===============    ==============    ============    ==============

               See notes to the consolidated financial statements

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

Note 1. Organization and Business:

     Medical Nutrition USA, Inc. (a Delaware Corporation)(Medical Nutrition or the Company) is primarily engaged in the development and distribution of nutritional and health products. The Company develops nutritional supplements for sale to physicians, dispensing medical clinics, nursing homes and network marketing companies. The Company's products are sold under its own brands and/or under private labels domestically in the United States.

Note 2. Significant Accounting Policies:

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of inter-company accounts and transactions for ongoing activities.

Concentration of credit risk - The Company maintains its cash and cash equivalents in several bank accounts at two high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At January 31, 2007, the Company had approximately $7.8 million in excess of FDIC insured limits.

     The  financial  component,   which  principally  subjects  the  Company  to
significant concentrations of credit risk, is trade accounts receivable.

Cash and Cash Equivalents - The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at January 31, 2007 and 2006.

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts and historical trends. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

Inventories - Inventories, which consist primarily of purchased finished foods, are stated at the lower of cost or market, using the "first-in, first-out"
(FIFO) cost method.

Fixed Assets - Furniture, fixtures and equipment, and leasehold improvements are stated at cost and depreciated and amortized over their estimated useful lives, which range from 3 to 7 years. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes. Expenditures for repairs and maintenance, which do not extend the useful life of the property, are expensed as incurred.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

Note 2. Significant Accounting Policies (continued):

Intangible Assets - Patent application costs relate to the Company's U.S. patent applications and consist primarily of legal fees, the underlying clinical studies and other direct fees. The recoverability of the patent application costs is dependent upon, among other factors, the success of the underlying clinical studies used to support the patent. The Company is amortizing the costs over the shorter of their useful lives or seventeen years.

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

Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is based on its demand value, which is equal to its carrying value. The fair values of notes payable are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair values of notes payable approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to their fair value due to the short-term nature of these instruments.

Revenue Recognition - Revenue is recognized when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectibility is reasonably assured. Revenue from product sales is recognized upon shipment of products to customers.

Share Based Compensation - Effective February 1, 2006, the Company adopted SFAS No.123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the year ended January 31, 2007 includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 for the portion vesting in the year ended January 31, 2007; and 2) compensation cost for all share based payments granted on or after February 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective transition method, the Company has not restated prior period results.

     For the year ended January 31, 2007, the Company recognized share-based compensation cost of $690,400, which is included in selling, general and administrative expense. The Company did not capitalize any share-based compensation cost.

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

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

Note 2. Significant Accounting Policies (continued):

          The Company has elected to calculate the "pool" of excess tax benefits under the alternative transition method described in FASB Staff Position ("FSP") No. FAS123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards," which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the year ended January 31, 2007.

          The following table illustrates the effect on net income and net income per share as if the fair-value-based method under SFAS 123 had been applied. Option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts.

                                                               FISCAL
                                                            YEAR ENDED
                                                          JANUARY 31, 2006
                                                          ----------------
Net loss                                                  $       (176,900)
Add:    Stock based employee compensation expense
         included in reported net loss, net of
         related tax effects                                             -
Deduct: Stock based employee compensation expense
         determined under fair value based method
         for all awards, net of related tax effects               (365,300)
                                                          ----------------
Pro forma net loss                                        $       (542,200)
                                                          ================
Loss per share:
  Basic and Diluted--as reported                          $          (0.06)
  Basic and Diluted--pro forma                            $          (0.19)

Earnings Per Share - The consolidated financial statement are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. For the year ended January 31, 2007, the Company recognized share-based compensation cost of $690,400, which is included in selling, general and administrative expense. The Company did not capitalize any share-based compensation cost.

     For the year ended January 31, 2007, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company estimated the fair value of options awarded during the year ended January 31, 2007 using the following assumptions.


                                                             Year Ended
                                                          January 31, 2007
                                                          ----------------
Expected term until exercised, years                               6
Expected stock price volatility, average                          30%
Risk-free interest rate, zero coupon U.S. Treasury Notes           5%
Expected Dividend Yield                                            0
Weighted-average fair value per option                           $2.26

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

Note 2. Significant Accounting Policies (continued):

     Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. In accordance with SFAS 128, diluted earnings per share are not presented in periods during which the Company incurred a loss from operations. For the year ended January 31, 2007, the potentially dilutive common stock equivalents, consisting of stock options, which were excluded from the net (loss) per share calculations due to their anti-dilutive effect amounted to was $1,618,200.

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

Reclassification - Certain amounts in the January 31, 2006 financial statements, statement of operations were reclassified between selling, general and administrative expenses and income taxes to conform to the January 31, 2007 presentation.

New Accounting Pronouncements

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have a material effect on the Company's consolidated financial statements.

     In July 2006, the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes." This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact on its financial condition or results of operations.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

Note 2. Significant Accounting Policies (continued):

     In September 2006, the FASB issued Statement No. 157 "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure about fair value measurement. FASB Statement No. 157 applies to other accounting pronouncements that require fair value measurements or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the potential impact, in any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

Note 3. Fixed Assets:

     Fixed assets consisted of the following at January 31, 2007 and 2006, respectively:

                                                 January 31,
                                           ----------------------
                                              2007        2006
                                           ----------   ----------
Furniture, fixtures and equipment          $  304,800   $  193,300
Leasehold improvements                         47,100       47,100
                                           ----------   ----------
                                              351,900      240,400
Less: Accumulated depreciation                189,200      157,400
                                           ----------   ----------
                                           $  162,700   $   83,000
                                           ==========   ==========

Depreciation expense was $31,900 and $24,000 for the fiscal years ended January 31, 2007 and 2006, respectively.

Note 4. Intangible Assets:

     Intangible assets consisted of the following at January 31, 2007 and 2006, respectively:

                                                 January 31,
                                           ----------------------
                                              2007        2006
                                           ----------   ----------
Patent application costs                   $  220,400   $  217,000
Trademarks                                     48,700       44,200
Website development costs                      18,500        6,300
                                           ----------   ----------
                                              287,600      267,500

Less: Accumulated amortization                 46,900        7,400
                                           ----------   ----------
                                           $  240,700   $  260,100
                                           ==========   ==========

Amortization expense was $39,400 and $2,700 for the fiscal years ended January 31, 2007 and 2006, respectively.

The future estimated amortization charges are as follows:

              Years Ended January 31,
              -----------------------
                      2008               $   40,800
                      2009                   40,800
                      2010                   40,800
                      2011                   40,800
                      2012                    4,300
                                         ==========
                                         $  167,500
                                         ==========

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

Note 5. Investment in Organics Corporation of America:

     On July 31, 2003, the Company entered into an agreement with Organics Corporation of America ("Organics") to purchase 5% of their issued and outstanding capital stock for aggregate consideration of $125,000. In turn Organics agreed to purchase 166,666 shares of the Company's common stock at a purchase price of $0.75 per share for aggregate consideration of $125,000. In addition, Organics agreed to assist the Company to (a) continue to develop and improve products of the Company that have been developed or were in the process of being developed and improved as of July 31, 2003; (b) design, develop, implement, and provide merchantable and marketable products; and (c) maintain the confidentiality of all proprietary product technology (see Note 11 - "Commitments and Contingencies"). The Company is carrying this investment at cost. For the years ended January 31, 2007 and 2006, purchases made from Organics totaled $4,609,300 and $3,305,900, respectively. As of January 31, 2007 and 2006, the Company owed Organics $590,000 and $124,700, respectively. Such amounts are included in the accounts payable of the accompanying balance sheets.

Note 6.  Notes Payable:

2003 8% Convertible Promissory Notes

     From April 29, 2003 to August 31, 2003, the Company borrowed $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans was substantially the same, other than the principal amount thereof. The 2003 Notes were for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, were convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The terms of the 2003 Notes provided that the 2003 Notes, including accrued and unpaid interest, if any, would automatically convert at any time prior to maturity if the Company completed an equity financing in which the Company obtained net proceeds of $2,000,000 or more, at a rate that would be the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing was equal to or less than $0.75, the 2003 Notes would be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing was more than $0.75, the 2003 Notes would be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. (See Note 9) On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. For the year ended January 31, 2007, $3,052,500 of the 2003 Notes and accrued interest of $726,500 was converted into 5,038,574 shares of common stock. At January 31, 2007, there were no 2003 Notes outstanding. The total interest expense, including amortization of beneficial conversion features and warrant expense for the years ended January 31, 2007 and 2006 were $2,525,600 and $520,500, respectively.

December 2003 Convertible Promissory Notes

     In December 2003, the Company entered into a Clinical Trial Agreement wherein the Company agreed to implement a clinical development program and pursue a patent for one of its products in exchange for two loans aggregating $250,000 from two private investors. Subsequent to the loan transaction one individual became a director of the Company. As additional consideration, the Company issued warrants to the investors to purchase up to 111,111 shares of the Company's common stock. The warrants have a three-year term and are exercisable at $3.00 per share. In addition, the investors agreed to assist the Company in the completion of the clinical trials and the dissemination and publication of the clinical trial results. The loans are evidenced by convertible promissory notes that are payable in a single installment on their third anniversary. The interest rate was to be determined by calculating one-half percent for each one percent increase in actual sales over projected sales (as set forth in the convertible promissory notes) during the period July 1, 2004 through June 30, 2005. Since actual sales did not exceed projected sales as set forth in the notes, no interest will be accrued. The interest previously accrued through April 30, 2005, was reversed. The notes are convertible at anytime at a conversion price per share of $2.25. In December 2006, the notes were converted and warrants exercised into 222,222 shares of common stock.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006

Note 6.  Notes Payable (continued):

Notes Payable at January 31, 2006 consisted of the following:

                                                          January 31,
                                                             2006
                                                         ------------
2003 8% convertible promissory notes, bearing interest
at 8% maturing at varying dates from April 29, through
August 1, 2006                                           $  3,052,500

December 2003 convertible promissory notes,
maturing in December 2006                                     250,000
                                                         ------------
                                                            3,302,500
Less: Unamortized debt discount                             2,769,300
                                                         ------------
                                                              533,200
Less: current portion                                         533,200
                                                         ------------
Long term portion                                                   -
                                                         ============

          The  Company  recorded  $2,769,300  and  $526,300,   respectively,  in
non-cash charges to interest expense for the years ended January 31, 2007 and 2006.

Note 7. Major Customers:

     For the fiscal year ended January 31, 2007, one customer accounted for approximately 15.1% of total revenues, representing $1,595,100 of sales as compared to 21.6% or $1,579,100 of sales in the prior year for the same customer

     As of January 31, 2007, this customer had an open accounts receivable balance of $352,200 which represented 32.3% of the Company's total accounts receivable.

Note 8. Lease Commitments:

     The Company leases an office and warehouse facility in New Jersey under a lease, which expires in December 2009. Total rental expense for the year ended January 31, 2007 and 2006 was approximately $136,900 and $114,300, respectively.

The future minimum lease payments are as follows:

              Years Ended January 31,
              -----------------------
                        2008              $  139,300
                        2009                 141,800
                        2010                 132,100
                        2011                       -
                        2012                       -
                                          ==========
                                          $  413,200
                                          ==========

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

Note 8. Lease Commitments (continued):

     The Company leases vehicles and equipment under various operating leases expiring through 2010. During the years ended January 31, 2007 and 2006, the total payments under such leases were $7,800 and $10,500, respectively.

         The future minimum lease payments are as follows:

              Years Ended January 31,
              -----------------------
                        2008              $   10,800
                        2009                   6,900
                        2010                   4,000
                                          ----------
                                          $   21,700
                                          ==========

Note 9. Stockholders' Equity:

Class A and Class B Warrants

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

2000 Long-Term Incentive Stock Plan

     On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the "2000 Plan"). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR's) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At January 31, 2007, 82,000 stock option grants were outstanding under the 2000 Plan.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

Note 9. Stockholders' Equity (continued)::

2003 Omnibus Equity Incentive Plan

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

     Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock, increased by 250,000 additional shares of common stock as of January 1, 2004. At the 2004 Annual Meeting, the 2003 Plan was amended to provide that as of January 31 of each year, commencing with January 31, 2005, the aggregate number of Common Shares reserved for issuance under the 2003 Plan would automatically increase in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At January 31, 2007, 2,349,097 options were issued and outstanding under the 2003 Plan.

     On June 7, 2006, the Board approved amendments to the Company's 2003 Plan to increase the number of shares of common stock subject to the automatic non-qualified stock option granted to each outside director on the date they first join the Board pursuant to the Plan to 15,000 common shares, to increase the number of shares of common stock subject to the automatic non-qualified stock option granted annually to continuing outside directors pursuant to
Section 7.2 of the Plan to 15,000 common shares, and to increase the number of shares of common stock subject to the automatic non-qualified stock option granted annually to each chairman of a Board committee pursuant to Section 7.2 of the Plan to 5,000 common shares. The Board also approved the restatement of the Plan to effect these changes. On July 6, 2006 the Company executed the Amended and Restated 2003 Omnibus Equity Incentive Plan, which includes the revisions set forth above (the "Amended and Restated 2003 Plan"). No other provision of the Plan was changed.

Stock Options

     During the year ended January 31, 2007, the Company issued options to purchase 195,200 shares of its common stock with a three year vesting schedule at exercise prices ranging from $3.81 to $4.75 per share to 19 employees as consideration for their efforts. Two members of the Medical Advisory Board were issued an annual award of options to purchase 5,000 shares each of the Company's common stock which are immediately exercisable at an exercise price of $3.70 and $4.60 per share, respectively. Three of our Outside Directors received annual option grants as per our Amended and Restated 2003 Omnibus Equity Incentive Plan of 20,000 shares each for serving on our Board of Directors and for being Chairman of a Board committee. These Director options become fully exercisable in one year from their grant date at an exercise price of $3.70. All of these grants were priced at the fair market value of the common stock on the date of grant.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

Note 9. Stockholders' Equity (continued)::

Stock Grants

     During the year ended January 31, 2007, the Company issued restricted stock awards totaling 282,000 shares of its common stock with a three year vesting schedule to 23 employees as consideration for their efforts. The shares become vested yearly based upon continued employment. The shares have been valued at $4.15 per share which was the fair market value at the date of issuance of the grant. The Company is amortizing the expense over the vesting period.

         The restricted stock grants amortization will be as follows:

              Years Ended January 31,
              -----------------------
                        2008                   413,400
                        2009                   409,500
                        2010                   344,000
                                            ----------
                                             1,166,900
                                            ==========

     The following table summarizes the outstanding and exercisable options at January 31, 2007 (contractual life in years):

                                Options Outstanding                Options exercisable
                                -------------------              ----------------------
                                      Weighted        Weighted                 Weighted
                                      average         average                  average
                                     remaining        exercise                 exercise
Range of prices     Number              life           price        Number       price
---------------   -----------   -------------------   --------   -----------  ---------
$0.50-$3.00         2,587,097            7            $   2.08     1,886,161  $    1.91
$3.01-$4.75           297,600            9                3.87        34,167       3.43
                  -----------   -------------------   --------   -----------  ---------
$0.50-$4.75         2,884,697            7            $   2.26     1,920,328  $    1.94
                  ===========   ===================   ========   ===========  =========

     A summary of option transactions for the two years ended January 31, 2007, follows:

                                                         Weighted
                                                         Average
                                                         exercise
                                             Options      price
                                           ----------   ----------
Outstanding at January 31, 2005             2,774,040   $     2.96
                                           ----------   ----------
Granted                                       689,400         2.76
Exercised                                      12,000         0.75
Expired or Surrendered                        195,940        18.94
                                           ----------   ----------
Outstanding at January 31, 2006             3,255,500         1.97
                                           ----------   ----------
Granted                                       265,200         4.07
Exercised                                     376,803         0.68
Expired or Surrendered                        259,200         2.72
                                           ----------   ----------
Outstanding at January 31, 2007             2,884,697   $     2.26
                                           ----------   ----------

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

Note 9. Stockholders' Equity (continued):

     For the year ended January 31, 2007, the expected volatility was based on both historical volatility and implied volatility of the Company's stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends.

     During the year ended January 31, 2007, the Company issued options to purchase 195,200 shares of its common stock with a three year vesting schedule at exercise prices ranging from $3.81 to $4.75 per share to 19 employees as consideration for their efforts. Two members of the Medical Advisory Board were issued at different dates an annual award of options to purchase 5,000 shares each of the Company's common stock which are immediately exercisable at an exercise price of $3.70 and $4.60 per share, respectively. Three of our Outside Directors received annual option grants as per our Amended and Restated 2003 Omnibus Equity Incentive Plan of 20,000 shares each for serving on our Board of Directors and for being Chairman of a Board committee. These Director options become fully exercisable in one year from their grant date at an exercise price of $3.70.

     During the year ended January 31, 2007, the Company issued restricted stock grants to purchase 282,000 shares of its common stock with a three year vesting schedule to 23 employees as consideration for their efforts. The shares become vested yearly based upon continued employment. The shares have been valued at $4.15 per share which was the market value at the date of issuance of the grant. The Company is amortizing the expense over the vesting period.

Note 10. Income Taxes:

     The provision for income taxes for the periods below differs from the amount computed by applying the federal statutory rate due to the following:

                                                     Year Ended     Year Ended
                                                     January 31,    January 31,
                                                        2007           2006
                                                    ------------   ------------
Statutory Federal income tax rate                         -34.0%          -34.0%
State taxes, net of Federal benefit                         1.6%            5.1%
Change in deferred tax assets valuation allowance         -52.5%           34.0%
                                                    ------------   ------------
Effective income tax rate                                 -84.9%            5.1%
                                                    ============   ============

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. The significant component of the Company's deferred tax asset is comprised of the Company's net operating losses ("NOL's").

     The Company has Federal income tax loss carryforwards as of January 31, 2007 of approximately $4,561,400 and state income tax loss carryforwards of approximately $1,556,700. The Federal NOL carryforwards expire beginning in 2008 and will be fully expired during 2025. Prior to the fiscal year ended January 31, 2007, the Company had provided a valuation allowance for the full amount of its deferred tax assets because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit due to its financial condition. However, based on the Company's current and projected taxable income, the deferred tax benefit of $1,692,600 has been recorded in the fiscal year ended January 31, 2007 financial statements. The provision for income taxes in Fiscal 2006 consists of state franchise taxes. The book benefit for the net operating losses generated in Fiscal 2006 was offset by recording a full valuation allowance. The Company may be subject to annual NOL limitations in accordance with section 382 of the Internal Revenue Code, nevertheless the Company expects to utilize all of the NOL carryforwards prior to their expiration.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

Note 10. Income Taxes (continued):

     The expiration of the Company's Federal NOL's are as follows:

              Years Ended January 31,
              -----------------------
                       2008                  $   320,300
                       2009                            -
                       2010                      113,800
                       2011                       50,800
                       2012                       17,800
                    Thereafter                 4,058,700
                                             -----------
                                             $ 4,561,400
                                             ===========

     The components of the provision for income taxes consist of the following:

                                                     Year Ended     Year Ended
                                                     January 31,    January 31,
                                                        2007           2006
                                                    ------------   ------------
Current - State                                     $     32,300   $      8,600
Deferred - Federal                                    (1,551,900)             -
Deferred - State                                        (140,700)             -
                                                    ------------   ------------
Income tax (benefit) expense                        $ (1,660,300)  $      8,600
                                                    ============   ============

Note 11. Commitments and Contingencies:

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

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

Note 11. Commitments and Contingencies (continued):

Product Development and Supply Agreement

     On July 31, 2003, the Company entered into a ten-year product development and supply agreement with Organics Corporation of America ("Organics"). Organics has agreed to assist the Company to continue to develop and improve products that have been developed or are in the process of being developed and improved; design, develop, implement, and provide merchantable and marketable products; and maintain the confidentiality of all proprietary product technology. The Company currently uses Organics as its primary manufacturer of its products. Under the agreement, in consideration for Organics performance, the Company shall make payment to them for all invoices submitted for products and services performed, at costs to which both parties have agreed upon and that Organics has the opportunity to manufacturer other products for the Company in the future In connection with this transaction, the Company and Organics purchased shares of each other's common stock. (See Note 5 - "Investment in Organics Corporation of America").

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

Bonus Plan

     On June 7, 2005, the Company approved a bonus plan for officers based on a formula which takes into account sales and EBITDA, with annual targets to be set at the level of the annual operating plan approved by the Board of Directors. The plan allows for payment up to 100% of the officers base salary. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the year ended January 31, 2007 and 2006, the Company paid in total $34,100 and $17,600 in bonuses based on this plan, respectively.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

                                  EXHIBIT INDEX

EXHIBIT   DESCRIPTION
--------  ----------------------------------------------------------------------
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

   5.1    Opinion of Foley & Lardner LLP.*

   10.1   2000 Long term Incentive Plan (5) #

   10.2   2003 Omnibus Equity Incentive Plan (6) #

   10.3 Employment Agreement dated March 1, 2003 by and between Medical Nutrition USA, Inc. and Francis A. Newman (7) #

   10.4 Form of Subscription Agreement dated July 31, 2003 between Medical Nutrition USA, Inc. and Organics Corporation of America (8)

   10.5 Form of Subscription Agreement dated July 31, 2003 between Organics Corporation of America and Medical Nutrition USA, Inc. (9)

   10.6 Office Lease dated October 4, 1984 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and Van Brunt Associates, L.P. (10)

   10.7 First Amendment to Office Lease dated October 24, 1994 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and Van Brunt Associates, LP (11)

   10.8 Lease Extension Letter Agreement dated November 17, 1999 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and First Industrial Realty Trust, Inc. (12)

   10.9 Second Amendment to Office Lease dated September 9, 2004 by and between Medical Nutrition USA, Inc. and The Realty Associates Fund VI, L.P. (13)

   10.10  Executive Bonus Program effective January 1, 2005 (14) #

   21.1   Subsidiaries of Medical Nutrition USA, Inc. (15)

   23.1 Consent of Amper, Politziner & Mattia, P.C., Independent Registered Public Accounting Firm

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

   23.2 Consent of Goldstein & Ganz, P.C., Independent Registered Public Accounting Firm.

   23.3   Consent of Foley & Lardner LLP (included in Exhibit  5.1).

   24.1 Power of Attorney (included on the signature page of the Registration Statement).

   31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

   31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

   32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. **

   32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. **

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

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2007

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