Form 10QSB
period 2007-04-30
MEDICAL NUTRITION USA INC
filed 2007-06-14
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2007

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

                14,075,345 shares of Common Stock at June 8, 2007

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           MEDICAL NUTRITION USA, INC.

                               FORM 10QSB - INDEX

                                                                         Page(s)
                                                                         -------

PART I.  FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements

         Consolidated Balance Sheets at April 30, 2007 (unaudited)
                and January 31, 2007                                          3

         Consolidated Statements of Operations for the Three
                Months Ended April 30, 2007 and 2006 (unaudited)              4

         Consolidated Statements of Cash Flows for the Three
                Months Ended April 30, 2007 and 2006 (unaudited)              5

         Consolidated Statement of Stockholders' Equity for the Three
                Months Ended April 30, 2007 (unaudited)                       6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis or Plan of Operation           16

Item 3.  Controls and Procedures                                             17

PART II.OTHER INFORMATION

Item 6.  Exhibits                                                            18

Signatures


Part I.  Financial Information

                           MEDICAL NUTRITION USA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                           April 30,      January 31,
                                                                         ----------------------------
                                                                             2007            2007
                                                                         ------------    ------------
                                                                         (unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                           $  4,374,300    $  8,103,300
     Short term investments - U.S. treasury bills and commercial paper      4,147,000              --
     Accounts receivable, net of allowance of $36,600 and
     $44,200 at April 30, 2007 and January 31, 2007, respectively             853,100       1,050,300
     Inventories                                                              613,700         496,200
     Deferred income taxes                                                    250,500         250,500
     Other current assets                                                      95,000          57,800
                                                                         ------------    ------------
       Total current assets                                                10,333,600       9,958,100

Fixed Assets, net of accumulated depreciation and amortization of
     $202,100 and $189,200, respectively                                      164,300         162,700

Other Assets:
     Deferred income taxes                                                  1,312,500       1,442,100
     Security deposits                                                         15,300          15,300
     Investment in Organics Corporation of America                            125,000         125,000
     Intangible assets, net of amortization                                   235,900         240,700
                                                                         ------------    ------------

                                                                         $ 12,186,600    $ 11,943,900
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                    $    557,400    $    653,200
     Accrued expenses                                                         328,200         276,600
     Accrued rebates                                                           73,900          94,000
                                                                         ------------    ------------
       Total current liabilities                                              959,500       1,023,800
                                                                         ------------    ------------

Stockholders' Equity:
     Preferred stock $0.001 par value, 5,000,000 shares authorized; no shares outstanding at April 30, 2007
       and January 31, 2007                                                        --              --
     Common stock, $0.001 par value; 20,000,000 shares
       authorized; 14,068,145 and 14,050,145 issued
       at April 30, 2007 and January 31, 2007, respectively                    14,000          14,000
     Additional paid-in-capital                                            24,137,700      23,884,400
     Accumulated deficit                                                  (12,821,200)    (12,874,900)
                                                                         ------------    ------------
                                                                           11,330,500      11,023,500
     Less: treasury stock, at cost; 22,851 shares as of April 30, 2007
        and January 31, 2007                                                 (103,400)       (103,400)
                                                                         ------------    ------------
     Total stockholders' equity                                            11,227,100      10,920,100
                                                                         ------------    ------------
                                                                         $ 12,186,600    $ 11,943,900
                                                                         ============    ============


              See notes to the consolidated financial statements.


                           MEDICAL NUTRITION USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED
                                                               APRIL 30,
                                                      ----------------------------
                                                          2007            2006
                                                      ------------    ------------
                                                      (Unaudited)     (Unaudited)
Sales                                                 $  2,831,200    $  2,177,100
Cost of sales                                            1,289,100         999,300

                                                      ------------    ------------
Gross profit                                             1,542,100       1,177,800
                                                      ------------    ------------

Selling, general and administrative expenses             1,408,400       1,151,900

                                                      ------------    ------------
Operating income                                           133,700          25,900
                                                      ------------    ------------
Other income (expense):
    Interest income                                         94,500          32,300
    Interest expense                                            --      (1,232,800)

                                                      ------------    ------------
Total other income (expense)                                94,500      (1,200,500)
                                                      ------------    ------------

Income (loss) before income taxes                          228,200      (1,174,600)

Income tax expense                                         174,500          21,800

                                                      ------------    ------------
Net income (loss)                                     $     53,700    $ (1,196,400)
                                                      ------------    ------------

Earnings (loss) per common share:
Basic                                                 $       0.00    $      (0.22)
                                                      ============    ============
Diluted                                               $       0.00    $      (0.22)
                                                      ============    ============

Weighted average common shares outstanding
Basic                                                   14,059,179       5,470,987
                                                      ============    ============
Diluted                                                 15,469,317       5,470,987
                                                      ============    ============

                 See notes to consolidated financial statements


                           MEDICAL NUTRITION USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        THREE MONTHS ENDED
                                                                                             APRIL 30,
                                                                                    ----------------------------
                                                                                        2007            2006
                                                                                    ------------    ------------
                                                                                     (Unaudited)     (Unaudited)
Operating Activities:
      Net income (loss)                                                             $     53,700    $ (1,196,400)
      Adjustments to reconcile net(loss) to net cash provided by operating activities:
          Depreciation and amortization expense                                           23,100           6,700
          Change in bad debt allowance                                                    (7,600)          6,800
          Deferred income taxes                                                          129,700              --
          Stock based compensation                                                       244,300         182,700
          Interest expense from debt discount amortization                                    --       1,232,800
      Changes in operating assets and liabilities
          Accounts receivable                                                            204,800        (169,700)
          Inventories                                                                   (117,500)           (200)
          Other current assets                                                           (37,200)        (61,900)
          Accounts payable                                                               (95,800)         47,700
          Accrued expenses                                                                51,600         155,000
          Accrued rebates                                                                (20,100)        (10,200)
                                                                                    ------------    ------------
Net cash provided by operating activities                                                429,000         193,300
                                                                                    ------------    ------------

Investing Activities:
      Acquisition of fixed assets                                                        (14,500)         (8,000)
      Trademark costs                                                                     (4,400)           (100)
      Capitalized patent and other deferred costs                                         (1,100)         (3,400)
      Purchase of treasury bills and commerical paper                                 (4,147,000)
                                                                                    ------------    ------------
Net cash (used in) investing activities                                               (4,167,000)        (11,500)
                                                                                    ------------    ------------

Financing Activities:
      Proceeds from exercise of warrants, net of expenses of $68,600                          --       3,787,900
      Proceeds from exercise of stock options                                              9,000              --
                                                                                    ------------    ------------
Net cash provided by financing activities                                                  9,000       3,787,900
                                                                                    ------------    ------------

Net (decrease) increase  in cash                                                      (3,729,000)      3,969,700
Cash - beginning of period                                                             8,103,300       2,361,200
                                                                                    ------------    ------------

Cash - end of period                                                                $  4,374,300    $  6,330,900
                                                                                    ============    ============
Supplemental information:
      Taxes paid during the period                                                  $     23,650    $     21,800
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


                           MEDICAL NUTRITION USA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED APRIL 30, 2007




                                     Common Stock            Additional
                              ---------------------------     Paid-in       Accumulated      Treasury         Total
                                 Shares         Amount        capital         Deficit         Stock           Equity
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance at January 31, 2007     14,027,294   $     14,000   $ 23,884,400   $(12,874,900)   $   (103,400)   $ 10,920,100

Exercise of options                 18,000             --          9,000             --              --           9,000

Stock based compensation                --             --        244,300             --              --         244,300

Net income                              --             --             --         53,700              --          53,700

                              -----------------------------------------------------------------------------------------
Balance at April 30, 2007       14,045,294   $     14,000   $ 24,137,700   $(12,821,200)   $   (103,400)   $ 11,227,100
                              =========================================================================================

           See notes to condensed consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2007

Note 1.  Organization and Business:
         -------------------------

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

         The accompanying consolidated financial statements of Medical Nutrition USA, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending April 30, 2007 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 31, 2008. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the company's Annual Report on Form-10KSB for the fiscal year ended January 31, 2007.

Note 2.  Significant Accounting Policies:
         -------------------------------

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of inter-company accounts and transactions for ongoing activities.

Concentration of credit risk - The Company maintains its cash and cash equivalents in several bank accounts at two high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At April 30, 2007, the Company had approximately $4.1 million in excess of FDIC insured limits.

The financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable.

Cash and cash equivalents - The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts .

Short-term investments - The Company's investments consist of U.S. Government backed securities and corporate commercial paper. The Company's short-term investment policy requires investments to be rated AAA with a maturity of six months or less.

The Company accounts for short-term investments as held to maturity investments pursuant to the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this Statement, securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and are carried at cost.

Accounts receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company's estimate is based on a review of the current status of these accounts and historical trends. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts may in the future change should historical trends of current account status require.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2007

Note 2.  Significant Accounting Policies (continued):
         -------------------------------------------

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

Research and development - The Company and its subsidiaries utilize independent third parties to design and test certain products and to conduct clinical trials and studies on its products. These expenditures are accounted for as research and development costs and are expensed as incurred.

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

In July 2006, the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes." This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial condition or results of operations.

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

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2007

Note 2.  Significant Accounting Policies (continued):
         -------------------------------------------

For the three months ended April 30, 2007 and 2006, the Company recognized share-based compensation cost of $244,300 and $182,700, respectively.

For the quarters ended April 30, 2007 and 2006, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company estimated the fair value of options awarded during the three months ended April 30, 2007 and 2006 using the following assumptions.


                                                    Three months ended
                                                  April 30, 2007 and 2006
                                                  -----------------------
Expected term until exercised, years                        6
Expected stock price volatility, average                   30%
Risk-free interest rate                                     5%
Expected dividend yield                                     0
Weighted-average fair value per option                    $2.27

Earnings per share - The consolidated financial statement are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.

Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options. In accordance with SFAS 128, diluted earnings per share are not presented in periods during which the Company incurred a loss from operations.

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares of restricted stock. A reconciliation of the numerators and denominators of basic and diluted per share computations follows:

                                                     Three months ended
                                                          April 30,
                                                 ----------------------------
                                                     2007            2006
                                                 ------------    ------------
Numerator:
Net income (loss)                                $     53,700    $ (1,196,400)
Denominator:
Weighted average common shares (Basic)             14,059,179       5,470,987
Dilutive effect of outstanding options and
  nonvested shares of restricted stock              1,410,138              --
                                                 ----------------------------
Weighted average common shares including
  assumed conversions (Diluted)                    15,469,317       5,470,987
                                                 ----------------------------

Basic net income (loss) per share                $       0.00    $      (0.22)
Diluted net income (loss) per share              $       0.00    $      (0.22)

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2007

Note 2.  Significant Accounting Policies (continued):
         -------------------------------------------

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

Note 3.  Fixed Assets:
         ------------

Fixed assets consisted of the following at April 30, 2007 and January 31, 2007, respectively:

                                                   April 30,      January 31,
                                                 ----------------------------
                                                     2007            2007
                                                 ------------    ------------
         Furniture, fixtures and equipment       $    319,300    $    304,800
         Leasehold improvements                        47,100          47,100
                                                 ------------    ------------
                                                      366,400         351,900
         Less:  Accumulated depreciation
                    and amortization                  202,100         189,200
                                                 ------------    ------------
                                                 $    164,300    $    162,700
                                                 ============    ============

Depreciation and amortization expense was $12,900 and $31,900 for the three and twelve months ended April 30, 2007 and January 31, 2007, respectively.

Note 4. Intangible Assets:

Intangible assets consisted of the following at April 30, 2007 and January 31, 2007, respectively:


                                                   April 30,      January 31,
                                                 ----------------------------
                                                     2007            2007
                                                 ------------    ------------
    Patent application and other deferred costs  $    221,500    $    220,400

    Trademarks                                         53,000          48,700

    Website development costs                          18,500          18,500
                                                 ------------    ------------
                                                      293,000    $    287,600

    Less accumulated amortization                      57,100          46,900
                                                 ------------    ------------

                                                 $    235,900    $    240,700
                                                 ============    ============

Intangible amortization expense was $10,200 and $39,400 for the three and twelve months ended April 30, 2007 and January 31, 2007, respectively. Other deferred costs are being amortized on a straight line basis over a five year period.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2007

Note 5.  Notes Payable :
         --------------

2003 8% Convertible Promissory Notes
------------------------------------

         From April 29, 2003 to August 31, 2003, the Company borrowed $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans was substantially the same, other than the principal amount thereof. The 2003 Notes were for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, were convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. The terms of the 2003 Notes provided that the 2003 Notes, including accrued and unpaid interest, if any, would automatically convert at any time prior to maturity if the Company completed an equity financing in which the Company obtained net proceeds of $2,000,000 or more, at a rate that would be the lower of $0.75 per share or the price per share sold in the equity financing. If the price per share in such equity financing was equal to or less than $0.75, the 2003 Notes would be converted into shares of either the Company's preferred stock or common stock, depending upon the class of equity securities sold by the Company in such financing. If the price per share in such equity financing was more than $0.75, the 2003 Notes would be converted into shares of the Company's common stock. In connection with this transaction, the Company also issued to the investors common stock purchase warrants. (See Note 7) On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. For the year ended January 31, 2007, $3,052,500 of the 2003 Notes and accrued interest of $726,500 was converted into 5,038,574 shares of common stock. At January 31, 2007, there were no 2003 Notes outstanding. The total interest expense, including amortization of beneficial conversion features and warrant expense for the three month and year ended April 30, 2007 and January 31, 2007, were $0 and $2,525,600, respectively.

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

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2007

Note 6.  Major Customer and Major Vendor:
         -------------------------------

Major Customer
--------------

         For the quarter ended April 30, 2007, one customer accounted for approximately 11% of total revenues, representing $302,500 of sales as compared to 11% or $245,000 of sales in the prior year quarter for the same customer.

         As of April 30, 2007, this customer had accounts receivable balance of $165,300 which represented 19% of the Company's total accounts receivable.

Major Vendor
------------

         During the three months ended April 30, 2007 and 2006, the Company acquired $1,249,400 and $892,400, respectively, of finished goods purchases from Organics Corporation of America ("Organics"), an approximate 1% shareholder of the Company, under a supply agreement. As of April 30, 2007, the Company had an accounts payable balance with Organics of $442,400. The Company owns approximately 5% of the outstanding stock of Organics.

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

2000 Long-Term Incentive Stock Plan
-----------------------------------

         On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the "2000 Plan"). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR's) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant,

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2007

Note 7.  Stockholders' Equity (continued):
         --------------------------------

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

A summary of option activity during the three months ended April 30, 2007 is presented below:

                                                                    Weighted
                                                                     Average
                                                 Options      exercise price
    ------------------------------------------------------------------------
    Outstanding at January 31, 2007            2,884,697        $       2.26
    ------------------------------------------------------------------------
    Granted                                           --                  --
    Exercised                                    (18,000)       $       0.50
    Expired or Surrendered                       (22,100)       $       3.08
    ------------------------------------------------------------------------
    Outstanding at April 30, 2007              2,844,597        $       2.27
    ------------------------------------------------------------------------

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2007

Note 8.  Income Taxes:
         ------------

         Income tax expense was calculated using the statutory tax rate. The difference between the effective tax rate and the statutory tax rate is mainly due to nondeductible stock based compensation expense.

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. The significant component of the Company's deferred tax asset is comprised of the Company's net operating losses ("NOL's").

         The Company has Federal income tax loss carryforwards as of April 30, 2007 of approximately $4,237,300 and state income tax loss carryforwards of approximately $1,179,800. The Federal NOL carryforwards expire beginning in 2010 and will be fully expired during 2025. Prior to the fiscal year ended January 31, 2007, the Company had provided a valuation allowance for the full amount of its deferred tax assets because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit due to its financial condition. However, based on the Company's current and projected taxable income, the deferred tax benefit of $1,692,600 was recorded in the fiscal year ended January 31, 2007 financial statements. The Company may be subject to annual NOL limitations in accordance with section 382 of the Internal Revenue Code, nevertheless the Company expects to utilize all of the NOL carryforwards prior to their expiration.

         The expiration of the Company's Federal NOL's are as follows:


         Years Ended January 31,
         -----------------------
                  2008                                           $         --
                  2009                                                     --
                  2010                                                110,000
                  2011                                                 50,800
                  2012                                                 17,800
                  Thereafter                                        4,058,700
                                                                 ------------
                                                                 $  4,237,300
                                                                 ============


        The components of the provision for income taxes consist of the following:

                                                Quarter Ended    Quarter Ended
                                                   April 30,       April 30,
                                                     2007            2006
                                                 ------------    ------------
         Current - Federal                       $     19,400              --
         Current - State                               25,400    $     21,800
         Deferred - Federal                           100,200              --
         Deferred - State                              29,500              --
                                                 ----------------------------

         Income tax expense                      $    174,500    $     21,800
                                                 ============================


         As mentioned in Note 2, the Company had adopted FIN 48 "Accounting for Uncertainty in Income Taxes" effective February 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's financial condition or results of operations.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2007

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

Note 10. Bonus Plan
         ----------

         On June 7, 2005, the Company approved a bonus plan for officers based on a formula which takes into account sales and EBITDA, with annual targets to be set at the level of the annual operating plan approved by the Board of Directors. The plan allows for payment up to 100% of the officers base salary. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the quarter ended April 30, 2007 and 2006, the Company expensed $68,400 and $99,800 in bonuses based on this plan, respectively.

ITEM 2.  Management's Discussion and Analysis or Plan of Operations
-------  -----------------------------------------------------------

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

         For a detailed description of factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in Part I, Item 1-Business, of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007.

Results of Operations
---------------------

         The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report.

Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006

         Sales for the three months ended April 30, 2007 were $2,831,200 as compared with $2,177,100 for the three months ended April 30, 2006, an increase of 30%. This increase was primarily attributable to an increase in branded product sales to approximately $2,469,200 from $1,771,000. The increase in branded sales can be attributed to growing awareness of our products, the increase in the size of the Company's sales force, the publishing in March 2006 of our clinical study on pressure ulcer healing and the market penetration of our newly introduced product of Pro-Stat(R) Advanced Wound Care (AWC). Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased to approximately $362,000 from $406,100 for the comparable prior year period.

         Cost of sales for the three months ended April 30, 2007 was $1,289,100 or 45.5% of sales, as compared with $999,300 for the three months ended April 30, 2006, or 45.9% of sales. Gross profit percentage increased to 54.5% from 54.1% for the three months ended April 30, 2007 compared to the three months ended April 30, 2006. This increase in gross profit percentage was primarily due to an increase in the sales of branded products which have a higher gross profit than the Company's private label products.

         Selling, general and administrative expenses for the three months ended April 30, 2007, increased by $256,500 to $1,408,400, from $1,151,900 for the three months ended April 30, 2006. This increase was primarily attributable to an increase in selling and marketing expenses of approximately $164,200 which is due to expanded marketing of the Company's branded products, and stock based compensation expense increase of $61,600 to $244,300 for the three months ended April 30, 2007, from $182,700 for the same period in 2006.

         For the three months ended April 30, 2007, the Company had operating income of $133,700 as compared to operating income of $25,900 for the three months ended April 30, 2006.

         Interest income was $94,500 for the three months ended April 30, 2007, compared to $32,300 in the prior fiscal quarter. The increase is in direct relationship to the increase in cash and cash equivalents and short term investments.

         Interest expense was $1,232,800 for the three months ended April 30, 2006. This interest expense was due to non-cash amortization of debt discount associated with our 2003 8% Convertible Promissory Notes which were fully amortized in December 2006.

         The Company recorded a tax provision of $174,500 for the quarter including $23,800 in state and franchise taxes and $150,700 in federal income tax, based on taxable income of $376,900 at a 40% effective rate. For tax purposes, the Company's income is calculated prior to GAAP charges for stock-based compensation, which is not tax deductible. The Company has a deferred tax asset of $1,563,000 as of April 30, 2007 resulting from previous net operating losses, which, with certain limitations, will be applied against income taxes due.

         The Company's net income for the three months ended April 30, 2007 was $53,700, or $0.00 per share, compared to a net loss for the three months ended April 30, 2006 of ($1,196,400) or ($0.22) per share.

Liquidity and Capital Resources

         At April 30, 2007, the Company had cash, cash equivalents and short term investments of $8,521,300 as compared to cash of $8,103,300 at January 31, 2007. At April 30, 2007, approximately 98% of accounts receivable were less than 30 days past due. Cash provided by operations during the three months ended April 30, 2007 was $429,000 as compared to $193,300 in the comparable prior fiscal quarter.

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

ITEM 3.  Controls and Procedures
-------  -----------------------

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

PART II.  OTHER INFORMATION


ITEM 6.  Exhibits
-------  --------

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MEDICAL NUTRITION USA, INC.

Dated: June 13, 2007                   By: /s/ FRANCIS A. NEWMAN
                                           -------------------------------------
                                           Francis A. Newman
                                           Chief Executive Officer