Form 10QSB
period 2007-07-31
MEDICAL NUTRITION USA INC
filed 2007-09-14
CIK 722617

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JULY 31, 2007

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-18349

                                   ----------


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

             14,173,211 shares of Common Stock at September 7, 2007

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                           MEDICAL NUTRITION USA, INC.

                               FORM 10QSB - INDEX

                                                                                                 Page(s)
                                                                                                 -------
PART I.  FINANCIAL INFORMATION                                                                         3

Item 1.  Financial Statements

         Consolidated Balance Sheets at July 31, 2007 (unaudited)
          and January 31, 2007                                                                         3

         Consolidated Statements of Operations for the Three and
          Six Month Periods Ended July 31, 2007 and 2006 (unaudited)                                   4

         Consolidated Statements of Cash Flows for the Six
          Months Ended July 31, 2007 and 2006 (unaudited)                                              5

         Consolidated Statement of Stockholders' Equity for the Six
          Months Ended July 31, 2007 (unaudited)                                                       6

         Notes to Consolidated Financial Statements                                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        17

Item 3.  Controls and Procedures                                                                      20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                  21

Item 3.  Defaults Upon Senior Securities                                                              21

Item 4.  Submission of Matters to a Vote of Security Holders                                          21

Item 5.  Other Information                                                                            21

Item 6.  Exhibits                                                                                     21

Signatures                                                                                            22

Part 1.  Financial Information

                            MEDICAL NUTRITION USA, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                                           JULY 31,       JANUARY 31,
                                                                             2007            2007
                                                                         ------------    ------------
                                                                          (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                            $    713,300    $  8,103,300
    Short-term investments                                                  8,224,000               -
    Accounts receivable, net of allowance of $42,200 and
    $44,200 at July 31, 2007 and January 31, 2007, respectively               999,100       1,050,300
    Inventory                                                                 525,400         496,200
    Deferred income taxes                                                     760,900         250,500
    Prepaid income taxes                                                      220,000               -
    Other current assets                                                      187,100          57,800
                                                                         ------------    ------------
      Total current assets                                                 11,629,800       9,958,100

Fixed Assets, net of accumulated depreciation of
  $216,000 and $189,200, respectively                                         174,300         162,700

Other assets:
    Deferred income taxes                                                     677,400       1,442,100
    Security deposits                                                          15,300          15,300
    Investment in Organics Corporation of America                             125,000         125,000
    Intangible assets, net of amortization                                    233,500         240,700
                                                                         ------------    ------------
                                                                         $ 12,855,300    $ 11,943,900
                                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                     $    554,500    $    653,200
    Accrued expenses                                                          427,600         276,600
    Accrued rebates                                                            72,100          94,000
                                                                         ------------    ------------
    Total current liabilities                                               1,054,200       1,023,800
                                                                         ------------    ------------

Stockholders' Equity:
    Preferred stock $.001 par value, 5,000,000 shares authorized, no shares outstanding at July 31, 2007 and January 31, 2007
    Common stock, $0.001 par value; 20,000,000 shares                               -               -
        authorized; 14,162,011 shares issued at July 31, 2007
        and 14,050,145 shares issued at January 31, 2007, respectively         14,200          14,000
    Additional paid-in-capital                                             24,551,000      23,884,400
    Accumulated deficit                                                   (12,660,700)    (12,874,900)
                                                                         ------------    ------------
                                                                           11,904,500      11,023,500
    Less: treasury stock, at cost; 22,851 shares as of July 31, 2007
        and January 31, 2007                                                 (103,400)       (103,400)
                                                                         ------------    ------------
    Total stockholders' equity                                             11,801,100      10,920,100
                                                                         ------------    ------------
                                                                         $ 12,855,300    $ 11,943,900
                                                                         ============    ============

                 See notes to consolidated financial statements

                           MEDICAL NUTRITION USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    SIX MONTHS ENDED              THREE MONTHS ENDED
                                                         JULY 31,                      JULY 31,
                                               ---------------------------    ---------------------------
                                                   2007           2006            2007           2006
                                               ------------   ------------    ------------   ------------
                                                (Unaudited)   (Unaudited)      (Unaudited)    (Unaudited)
Sales                                          $  6,184,500   $  4,896,000    $  3,353,300   $  2,718,900
Cost of sales                                     2,852,000      2,284,900       1,562,900      1,285,600
                                               ------------   ------------    ------------   ------------
Gross profit                                      3,332,500      2,611,100       1,790,400      1,433,300

Selling, general and administrative expenses      2,941,300      2,399,300       1,532,900      1,225,600

Research and development                             91,400         58,400          91,400         58,400
                                               ------------   ------------    ------------   ------------
Operating income                                    299,800        153,400         166,100        149,300
                                               ------------   ------------    ------------   ------------

Other income (expense):
    Interest income                                 199,300         99,300         104,800         67,000
    Interest expense                                      -     (2,657,100)              -     (1,424,300)
                                               ------------   ------------    ------------   ------------
Total other income (expense)                        199,300     (2,557,800)        104,800     (1,357,300)
                                               ------------   ------------    ------------   ------------

Income (loss) before income taxes                   499,100     (2,404,400)        270,900     (1,208,000)

Income tax expense                                  284,900         23,400         110,400         23,400
                                               ------------   ------------    ------------   ------------
Net income (loss)                              $    214,200   $ (2,427,800)   $    160,500   $ (1,231,400)
                                               ------------   ------------    ------------   ------------

Earnings (loss) per common share:
Basic                                          $       0.02   $      (0.30)   $       0.01   $      (0.12)
                                               ============   ============    ============   ============

Diluted                                        $       0.01   $      (0.30)   $       0.01   $      (0.12)
                                               ============   ============    ============   ============

Weighted average common shares outstanding
Basic                                            14,084,092      8,034,692      14,108,193     10,514,798
                                               ============   ============    ============   ============

Diluted                                          15,616,442      8,034,692      15,764,791     10,514,798
                                               ============   ============    ============   ============

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      SIX MONTHS ENDED
                                                                                          JULY 31,
                                                                              --------------------------------
                                                                                   2007              2006
                                                                              --------------    --------------
                                                                                (Unaudited)       (Unaudited)
Operating Activities:
    Net income (loss)                                                         $      214,200    $   (2,427,800)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization expense                                         47,200            32,100
        Change in bad debt allowance                                                  (2,000)            9,900
        Deferred income taxes                                                        254,300                 -
        Interest expense                                                                   -            93,300
        Interest expense from debt discount amortization                                   -         2,563,800
        Stock based compensation                                                     491,100           355,900
    Changes in operating assets and liabilities
        Accounts receivable                                                           53,200          (233,700)
        Inventory                                                                    (29,200)         (104,900)
        Prepaid income taxes                                                        (220,000)                -
        Other current assets                                                        (129,300)          (40,000)
        Accounts payable                                                             (98,700)           98,500
        Accrued expenses                                                             151,000           235,200
        Accrued rebates                                                              (21,900)           25,400
                                                                              --------------    --------------
Net cash provided by operating activities                                            709,900           607,700
                                                                              --------------    --------------

Investing Activities:
    Acquisition of fixed assets                                                      (38,400)          (34,100)
    Purchase of short-term investments-Treasury Bills                             (8,224,000)       (2,994,700)
    Payments for other intangible assets                                             (13,200)          (17,600)
                                                                              --------------    --------------
Net cash (used in) investing activities                                           (8,275,600)       (3,046,400)
                                                                              --------------    --------------

Financing Activities:
    Proceeds from exercise of warrants, net of expenses of $93,800                         -         3,762,700
    Proceeds from exercise of stock options                                          175,700            18,700
                                                                              --------------    --------------
Net cash provided by financing activities                                            175,700         3,781,400
                                                                              --------------    --------------

Net (decrease) increase  in cash and cash equivalents                             (7,390,000)        1,342,700
Cash and cash equivalents - beginning of period                                    8,103,300         2,361,200
                                                                              --------------    --------------

Cash and cash equivalents - end of period                                     $      713,300    $    3,703,900
                                                                              ==============    ==============

Supplemental information:
    Taxes paid during the period                                              $      254,230    $            -
                                                                              ==============    ==============
Supplemental non-cash information:
    Conversion of debt to common stock
    Face amount of $3,052,500 with accrued interest of $726,500, related to the six months ended July 31, 2006.

                 See notes to consolidated financial statements,

                           MEDICAL NUTRITION USA, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JULY 31, 2007
                                   (Unaudited)

                                              Common Stock            Additional                                         Total
                                       ---------------------------     Paid-in       Accumulated       Treasury      Stockholders'
                                         Shares          Amount        capital         Deficit          Stock           Equity
                                       ------------   ------------   ------------   -------------    ------------    -------------
Balance at January 31, 2007              14,027,294   $     14,000   $ 23,884,400   $ (12,874,900)   $   (103,400)   $  10,920,100

Exercise of options                         111,866            200        175,500               -               -          175,700

Stock based compensation                          -              -        491,100               -               -          491,100

Net income                                        -              -              -         214,200               -          214,200
                                       ------------   ------------   ------------   -------------    ------------    -------------
Balance at July 31, 2007 (Unaudited)     14,139,160   $     14,200   $ 24,551,000   $ (12,660,700)   $   (103,400)   $  11,801,100
                                       ============   ============   ============   =============    ============    =============

                 See notes to consolidated financial statements.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007

Note 1. Organization and Business:
        -------------------------

    Medical Nutrition USA, Inc., (a Delaware corporation), (the "Company") develops and distributes nutritional supplements for use in long-term care facilities, hospitals and dialysis clinics. Some of the Company's products are also sold through health food stores under private label or licensing agreements.

    The accompanying consolidated financial statements of Medical Nutrition
USA, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles for annual financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending July 31, 2007 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 31, 2008. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form-10KSB for the fiscal year ended January 31, 2007.

Note 2. Significant Accounting Policies:
        -------------------------------

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of inter-company accounts and transactions.

Concentration of credit risk - The Company maintains its cash and cash equivalents in several bank accounts at two high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At July 31, 2007, the Company had approximately $613,300 million in excess of FDIC insured limits.

The financial component that principally subjects the Company to significant concentrations of credit risk is trade accounts receivable.

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

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007

Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

and historical trends. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts may in the future change should historical trends of current account status require.

Inventory - Inventory, which consist primarily of purchased finished foods, are stated at the lower of cost or market, using the "first-in, first-out" (FIFO) cost method.

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

Intangible assets - Patent application costs relate to the Company's U.S. patent applications and consist primarily of legal fees, the underlying clinical studies and other direct fees. The recoverability of the patent application costs is dependent upon, among other factors, the success of the underlying clinical studies used to support the patent. The Company is amortizing the costs over the shorter of their useful lives or seventeen years. Other deferred costs are being amortized on a straight line basis over a five year period. Trademarks costs are stated at cost and are amortized over 17 years. Website Costs are stated at cost and are amortized over 5 years.

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

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007

Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

Share-based compensation - Effective February 1, 2006, the Company adopted SFAS No.123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the year ended January 31, 2007 includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 for the portion vesting in the year ended January 31, 2007; and 2) compensation cost for all share based payments granted on or after February 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R).

For the three months ended July 31, 2007 and 2006, the Company recognized share-based compensation cost of $246,800 and $173,200, respectively. For the six months ended July 31, 2007, the Company recognized share-based compensation cost of $491,100 and $355,400, respectively. These costs are included in selling, general and administrative expense.

For the quarter and six months ended July 31, 2007 and 2006, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company estimated the fair value of options awarded during the three and six months ended July 31, 2007 and 2006 using the following assumptions.

                                           Six Months Ended   Three Months Ended
                                            July 31, 2007       July 31, 2007
                                           ----------------   ------------------
Expected term until exercised, years               6                   6
Expected stock price volatility, average          54%                 54%
Risk-free interest rate                            5%                  5%
Expected Dividend yield                            0                   0
Weighted-average fair value per option         $3.38               $3.38

                                           Six Months Ended   Three Months Ended
                                            July 31, 2006       July 31, 2006
                                           ----------------   ------------------
Expected term until exercised, years               6                   6
Expected stock price volatility, average          23%                 23%
Risk-free interest rate                            5%                  5%
Expected Dividend yield                            0                   0
Weighted-average fair value per option         $2.29               $2.65

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

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007

Note 2. Significant Accounting Policies (continued):
        -------------------------------------------

                                                   Six months ended
                                                       July 31,
                                             -----------------------------
                                                 2007            2006
                                             -------------   -------------
Numerator:
Net income (loss)                            $     214,200   $  (2,427,800)
Denominator:
Weighted average common shares (Basic)          14,084,092       8,034,692
Dilutive effect of outstanding options and
  nonvested shares of restricted stock           1,532,350               -
                                             -------------   -------------

Weighted average common shares including
  assumed conversions (Diluted)                 15,616,442       8,034,692
                                             -------------   -------------

Basic net income (loss) per share            $        0.02   $       (0.30)
Diluted net income (loss) per share          $        0.01   $       (0.30)

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

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007

Note 3. Fixed Assets:
        ------------

      Fixed assets consisted of the following at July 31, 2007 and January 31, 2007, respectively:

                                                July 31,       January 31,
                                                  2007            2007
                                              -------------   -------------
Furniture, fixtures and equipment             $     341,900   $     304,800
Leasehold improvements                               48,400          47,100
                                              -------------   -------------
                                                    390,300         351,900
Less:  Accumulated depreciation                    (216,000)       (189,200)
                                              -------------   -------------
                                              $     174,300   $     162,700
                                              =============   =============

Depreciation and amortization expense was $13,900 and $7,100 for the three months ended July 31, 2007 and 2006, respectively. Depreciation and amortization expense was $26,800 and $13,000 for the six months ended July 31, 2007 and 2006, respectively.

Note 4. Intangible Assets:
        -----------------

      Intangible assets consisted of the following at July 31, 2007 and January 31, 2007, respectively:

                                                 July 31,      January 31,
                                                  2007            2007
                                              -------------   -------------
Patent application and other deferred costs   $     228,000   $     220,400
Trademarks                                           52,600          48,700
Website development costs                            20,200          18,500
                                              -------------   -------------
                                                    300,800         287,600
Less:  Accumulated amortization                     (67,300)        (46,900)
                                              -------------   -------------
                                              $     233,500   $     240,700
                                              =============   =============

Intangible amortization expense was$10,200 and $18,300 for the three months ended July 31, 2007 and 2006, respectively. Intangible amortization expense was $20,400 and $19,100 for the six months ended July 31, 2007 and 2006, respectively.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007

Note 5. Notes Payable:
        -------------

2003 8% Convertible Promissory Notes
------------------------------------

    From April 29, 2003 to August 31, 2003, the Company borrowed $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans was substantially the same, other than the principal amount thereof. The 2003 Notes were for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, were convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. For the year ended January 31, 2007, $3,052,500 of the 2003 Notes and accrued interest of $726,500 was converted into 5,038,574 shares of common stock. At January 31, 2007, there were no 2003 Notes outstanding. The total interest expense, including amortization of beneficial conversion features and warrant expense for the six month, and year ended July 31, 2007 and 2006, were $0 and $2,657,100, respectively.

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

Note 6. Major Customers and Major Vendor:
        --------------------------------

Major Customer
--------------

    For the three months ended July 31, 2007, one customer accounted for approximately 13% of total revenues, representing $443,600 of sales as compared to 16% or $427,700 of sales in the prior year quarter for the same customer.

    For the six months ended July 31, 2007, one customer accounted for approximately 12% of total revenues, representing $746,100 of sales as compared to 14% or $672,700 of sales in the prior year six months for the same customer.

    As of July 31, 2007, this customer had accounts receivable balance of $208,000 which represented 20% of the Company's total accounts receivable.

Major Vendor
------------

    During the six months ended July 31, 2007 and 2006, the Company purchased $2,550,300 and $2,089,200, respectively, of finished goods from Organics Corporation of America ("Organics"), an approximate 1% shareholder of the Company, under a supply agreement. As of July 31, 2007, the Company had an accounts payable balance with Organics of $338,400. The Company owns approximately 5% of the outstanding stock of Organics.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007

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

2000 Long-Term Incentive Stock Plan
-----------------------------------

    On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the "2000 Plan"). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR's) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007

Note 7. Stockholders' Equity (continued):
        --------------------------------

other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At July 31, 2007, 43,000 stock option grants were outstanding under the 2000 Plan.

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

    Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock, increased by 250,000 additional shares of common stock as of January 1, 2004. At the 2004 Annual Meeting, the 2003 Plan was amended to provide that as of January 31 of each year, commencing with January 31, 2005, the aggregate number of Common Shares reserved for issuance under the 2003 Plan would automatically increase in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At July 31, 2007, 2,278,731 options were issued and outstanding under the 2003 Plan.

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

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007

Note 7. Stockholders' Equity (continued):
        --------------------------------

A summary of option activity during the six months ended July 31, 2007 is presented below:

                                                          Weighted
                                                          Average
                                                          exercise
                                          Options          price
-------------------------------------------------------------------
Outstanding at January 31, 2007           2,884,697    $       2.26
-------------------------------------------------------------------
Granted                                      27,500    $       5.96

Exercised                                  (111,866)   $       1.57

Expired or Surrendered                      (25,000)   $       3.36
-------------------------------------------------------------------
Outstanding at July 31, 2007              2,775,331    $       2.32
-------------------------------------------------------------------

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

     The Company has Federal income tax loss carryforwards as of July 31, 2007 of approximately $3,699,200 and state income tax loss carryforwards of approximately $1,347,400. The Federal NOL carryforwards expire beginning in 2020 and will be fully expired during 2025. Prior to the fiscal year ended January 31, 2007, the Company had provided a valuation allowance for the full amount of its deferred tax assets because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit due to its financial condition. However, based on the Company's current and projected taxable income, the deferred tax benefit of $1,692,600 was recorded in the fiscal year ended January 31, 2007 financial statements, as a result, the valuation allowance was no longer needed.

    The expiration of the Company's Federal NOL's are as follows:

           Years Ended January 31,

                    2008                               $          -
                    2009                                          -
                    2010                                          -
                    2011                                          -
                    2012                                          -
                 Thereafter                               3,699,200
                                                       ------------
                                                       $  3,699,200
                                                       ============

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007

Note 8. Income Taxes (continued):
        ------------------------

 The expiration of the Company's State NOL's are as follows:

           Years Ended January 31,

                    2008                              $          -
                    2009                                         -
                    2010                                   132,700
                    2011                                   605,700
                    2012                                   609,000
                 Thereafter                                      -
                                                      ------------
                                                      $  1,347,400
                                                      ============

 The components of the provision for income taxes consist of the following:

                                        Six Months      Six Months
                                          Ended           Ended
                                         July 31,        July 31,
                                           2007           2006
                                       ------------   ------------
Current - Federal                      $    169,800              -
Current - State                              49,000   $     23,400
Deferred - Federal                           60,300              -
Deferred - State                              5,800              -
                                       ------------   ------------
Income tax expense                     $    284,900   $     23,400
                                       ============   ============

    The Company utilizes the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to options, warrants and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.

    Effective January 1, 2007, the Company adopted Financial Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements.

    The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which we are subject to.

                           MEDICAL NUTRITION USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2007

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

Note 10. Bonus Plan
         ----------

    On June 7, 2005, the Company approved a bonus plan for officers based on a formula which takes into account sales and earnings before interest, income taxes, depreciation, amortization and stock based compensation ("EBITDAS"), with annual targets to be set at the level of the annual operating plan approved by the Board of Directors. The plan allows for payment up to 100% of the officers base salary. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the six months ended July 31, 2007 and 2006, the Company expensed $148,200 and $206,800 in bonuses based on this plan, respectively.

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

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006

    Sales for the three months ended July 31, 2007 were $3,353,300 as compared with $2,718,900 for the three months ended July 31, 2006, an increase of 23%. This increase was primarily attributable to a 31% increase in branded product sales to approximately $2,816,800 from $2,154,500. The increase in branded sales can be attributed to growing awareness of our products and the increase in size of the Company's sales force. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased to approximately $536,500 from $564,400 for the comparable prior year period.

    Cost of sales for the three months ended July 31, 2007 was $1,562,900, as compared with $1,285,600 for the three months ended July 31, 2006. Both periods were at 47% of sales.. Gross profit percentage remained constant at 53% for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006.

    Selling, general and administrative expenses for the three months ended
July 31, 2007, increased by $307,300 to $1,532,900 from $1,225,600 for the three months ended July 31, 2006. This increase was primarily attributable to an increase in selling and marketing expenses due to expanded marketing of the Company's branded products.

    Research and development expenses for the three months ended July 31, 2007 was $91,400 in comparison to $58,400 for the three months ended July 31, 2006. Research and development expenses consist primarily of costs related to the Company's sponsorship of two clinical studies that began in fiscal 2007.

    For the three months ended July 31, 2007, the Company had operating income of $166,100 as compared to operating income of $149,300 for the three months ended July 31, 2006.

    Interest income was $104,800 for the three months ended July 31, 2007, compared to $67,000 in the quarter ended July 31, 2006. The increase is the result of the increase in cash and cash equivalents and short term investments.

    There was no interest expense in the quarter ended July 31, 2007 as compared to interest expense of $1,424,300 for the quarter ended July 31, 2006. This interest expense in the prior year period was due to non-cash amortization of debt discount associated with our 2003 8% Convertible Promissory Notes, which were fully amortized as of December 2006.

    The Company recorded a tax provision of $110,400 for the quarter. For tax purposes, certain expenses for stock based compensation are not deductible.

    The Company's net income for the three months ended July 31, 2007 was $160,500, or $0.01 per share, compared to a net loss for the three months ended July 31, 2006 of ($1,231,400) or ($0.12) per share.

Six Months Ended July 31, 2007 Compared to Six Months Ended July 31, 2006

    Sales for the six months ended July 31, 2007 were $6,184,500 as compared with $4,896,000 for the six months ended July 31, 2006, an increase of 26%. This increase was primarily attributable to a 35% increase in branded product sales to approximately $5,286,000 from $3,925,500. The increase in branded sales can be attributed to growing awareness of our products and the increase in size of the Company's sales force. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased to approximately $898,500 from $970,500 for the comparable prior year period.

    Cost of sales for the six months ended July 31, 2007 was $2,852,000 or 46% of sales, as compared with $2,284,900 for the six months ended July 31, 2006, or 47% of sales. Gross profit percentage increased from 53% to 54% for the six months ended July 31, 2007 compared to the six months ended July 31, 2006. This increase in gross profit percentage was primarily due to an increase in the sales of branded products.

    Selling, general and administrative expenses for the six months ended July 31, 2007, increased by $542,000 to $2,941,300 from $2,399,300 for the six months ended July 31, 2006. This increase was primarily attributable to an increase in selling and marketing expenses due to expanded marketing of the Company's branded products.

    Research and development expenses for the six months ended July 31, 2007 was $91,400 in comparison to $58,400 for the six months ended July 31, 2006. Research and development expenses consist primarily of costs related to the Company's sponsorship of two clinical studies that began in fiscal 2007.

    For the six months ended July 31, 2007, the Company had operating income of $299,800 as compared to operating income of $153,400 for the six months ended July 31, 2006.

    Interest income was $199,300 for the six months ended July 31, 2007, compared to $99,300 in the prior year six months. The increase is the result of the increase in cash and cash equivalents and short term investments.

    There was no interest expense for the six months ended July 31, 2007 as compared to interest expense of $2,657,100 for the six months ended July 31, 2006. This interest expense in the prior year period was due to non-cash amortization of debt discount associated with our 2003 8% Convertible Promissory Notes, which were fully amortized as of December 2006.

    The Company recorded a tax provision of $284,900 for the six months ended July 31, 2007. For tax purposes, certain expenses for stock based compensation are not deductible.

    The Company's net income for the six months ended July 31, 2007 was $214,200, or $0.02 per share, compared to a net loss for the six months ended July 31, 2006 of ($2,427,800) or ($0.30) per share.

Liquidity and Capital Resources

    At July 31, 2007, the Company had cash, cash equivalents and short term investments of $8,937,300, as compared to cash of $8,103,300 at January 31, 2007. At July 31, 2007, approximately 99% of accounts receivable were less than 30 days past due. Cash provided by operations during the six months ended July 31, 2007 was $709,900 as compared to $607,700 in the comparable prior year period..

    The Company's future capital requirements will depend on many factors including: costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing or acquiring new products, the costs of expanding its operations, and its ability to continue to generate positive cash flow from its sales.

    If the Company raises additional funds through the issuance of common stock or convertible preferred stock, the percentage ownership of its then-current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of its common stock. If the Company raises additional funds through the issuance of additional debt securities, these new securities could have certain rights, preferences and privileges senior to those of the holders of its common stock, and the terms of these debt securities could impose restrictions on its operations. Management believes that cash generated from operations, along with its current cash balances, will be sufficient to finance working capital and capital expenditure requirements for at least the next twelve months.

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

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

    At the annual meeting of the shareholders of the Company held on June 6, 2007 and as disclosed in the Proxy Statement related to such meeting, the following matters were submitted to a vote of the stockholders:

1. A proposal to elect four directors to the Board of Directors of the Company (the "Board").

The following directors were elected:

                                                                       Broker
Name                 For        Against    Withhold    Abstentions   Non-Votes
---------------   ----------   ---------   ---------   -----------   ----------
Francis Newman     8,137,826           -           -             -            -
Andrew Horowitz    8,137,826           -           -             -            -
Bernard Korman     8,137,826           -           -             -            -
Mark Rosenberg     8,137,826           -           -             -            -


ITEM 6. Exhibits
        --------

                                  Exhibit Index
                                  -------------

Exhibit    Description
-------    ---------------------------------------------------------------------
   31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

   31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

   32.0 Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                   Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     MEDICAL NUTRITION USA, INC.

Dated: September 14, 2007                            By: /s/ ALAN LEVY
                                                         -----------------------
                                                         Alan Levy
                                                         Chief Financial Officer