Form 10QSB
period 2007-10-31
MEDICAL NUTRITION USA INC
filed 2007-12-14
CIK 722617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 2007

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

             14,175,411 shares of Common Stock at December 11, 2007

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           MEDICAL NUTRITION USA, INC.

                               FORM 10QSB - INDEX

                                                                         Page(s)
                                                                         -------

PART I.  FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements

         Balance Sheets at October 31, 2007 (unaudited)
          and January 31, 2007                                                3

         Statements of Operations for the Nine and
          Three Month Periods Ended October 31, 2007 and 2006 (unaudited)     4

         Statements of Cash Flows for the Nine
          Months Ended October 31, 2007 and 2006 (unaudited)                  5

         Statement of Stockholders' Equity for the Nine
          Months Ended October 31, 2007 (unaudited)                           6

         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          17

Item 3.  Controls and Procedures                                             20


PART II.OTHER INFORMATION

Item 6.  Exhibits                                                            21

Signatures                                                                   22


Part 1.  Financial Information

                           MEDICAL NUTRITION USA, INC.

                                  BALANCE SHEETS
                                                                                OCTOBER 31,       JANUARY 31,
                                                                                   2007             2007
                                                                               -------------    -------------
                                                                                (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                                  $   5,239,100    $   8,103,300
    Short-term investments                                                         4,280,000               --
    Accounts receivable, net of allowance of $45,800 and
    $44,200 at October 31, 2007 and January 31, 2007, respectively                 1,086,800        1,050,300
    Inventory                                                                        483,700          496,200
    Deferred income taxes                                                            895,000          250,500
    Prepaid income taxes                                                             243,000               --
    Other current assets                                                             283,100           57,800
                                                                               -------------    -------------
      Total current assets                                                        12,510,700        9,958,100

Fixed Assets, net of accumulated depreciation of
    $232,000 and $189,200, respectively                                              196,900          162,700

Other assets:
    Deferred income taxes                                                            380,200        1,442,100
    Security deposits                                                                 15,300           15,300
    Investment in Organics Corporation of America                                    125,000          125,000
    Intangible assets, net of amortization                                           228,700          240,700
                                                                               -------------    -------------

                                                                               $  13,456,800    $  11,943,900
                                                                               =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                           $     559,000    $     653,200
    Accrued expenses                                                                 490,400          276,600
    Accrued rebates                                                                   72,300           94,000
                                                                               -------------    -------------
      Total current liabilities                                                    1,121,700        1,023,800
                                                                               -------------    -------------

Stockholders' Equity:
    Preferred stock $.001 par value, 5,000,000 shares authorized, no shares outstanding at October 31, 2007 and January 31, 2007
    Common stock, $0.001 par value; 20,000,000 shares                                     --               --
      authorized; 14,175,411 shares issued at October 31, 2007
      and 14,050,145 shares issued at January 31, 2007, respectively                  14,200           14,000
    Additional paid-in-capital                                                    24,865,000       23,884,400
    Accumulated deficit                                                          (12,440,700)     (12,874,900)
                                                                               -------------    -------------
                                                                                  12,438,500       11,023,500
    Less: treasury stock, at cost; 22,851 shares as of October 31, 2007
      and January 31, 2007                                                          (103,400)        (103,400)
                                                                               -------------    -------------
      Total stockholders' equity                                                  12,335,100       10,920,100
                                                                               -------------    -------------
                                                                               $  13,456,800    $  11,943,900
                                                                               =============    =============

                        See notes to financial statements


                           MEDICAL NUTRITION USA, INC.
                            STATEMENTS OF OPERATIONS


                                                   NINE MONTHS ENDED              THREE MONTHS ENDED
                                                       OCTOBER 31,                    OCTOBER 31,
                                               ---------------------------    ---------------------------
                                                   2007           2006            2007           2006
                                               ------------   ------------    ------------   ------------
                                                (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Sales                                          $  9,604,300   $  7,630,700    $  3,419,800   $  2,734,700
Cost of sales                                     4,476,600      3,603,000       1,624,600      1,318,100

                                               ------------   ------------    ------------   ------------
Gross profit                                      5,127,700      4,027,700       1,795,200      1,416,600

Selling, general and administrative expenses      4,461,200      3,471,900       1,519,900      1,072,500

Research and development                            108,000        204,100          16,600        145,700

                                               ------------   ------------    ------------   ------------
Operating income                                    558,500        351,700         258,700        198,400
                                               ------------   ------------    ------------   ------------

Other income (expense):
    Interest income                                 310,400        182,400         111,100         83,100
    Interest expense                                     --     (2,737,900)             --        (80,800)

                                               ------------   ------------    ------------   ------------
Total other income (expense)                        310,400     (2,555,500)        111,100          2,300
                                               ------------   ------------    ------------   ------------

Income (loss) before income taxes                   868,900     (2,203,800)        369,800        200,700

Income tax expense                                  434,700         27,600         149,800          4,300
                                               ------------   ------------    ------------   ------------
Net income (loss)                              $    434,200   $ (2,231,400)   $    220,000   $    196,400
                                               ------------   ------------    ------------   ------------

Earnings (loss) per common share:
Basic                                          $       0.03   $      (0.23)   $       0.02   $       0.01
                                               ============   ============    ============   ============

Diluted                                        $       0.03   $      (0.23)   $       0.01   $       0.01
                                               ============   ============    ============   ============

Weighted average common shares outstanding
Basic                                            14,113,806      9,796,907      14,172,265     13,485,395
                                               ============   ============    ============   ============

Diluted                                          15,591,788      9,796,907      15,541,512     15,325,198
                                               ============   ============    ============   ============

                       See notes to financial statements.


                           MEDICAL NUTRITION USA, INC.
                            STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS ENDED
                                                                                  OCTOBER 31,
                                                                          ----------------------------
                                                                              2007            2006
                                                                          ------------    ------------
                                                                           (Unaudited)     (Unaudited)
Operating Activities:
  Net income (loss)                                                       $    434,200    $ (2,231,400)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization expense                                     73,700          51,000
      Change in bad debt allowance                                               1,600           6,900
      Deferred income taxes                                                    417,400              --
      Interest expense                                                              --          93,300
      Interest expense from debt discount amortization                              --       2,644,600
      Stock based compensation                                                 777,600         539,800
  Changes in operating assets and liabilities
      Accounts receivable                                                      (38,100)       (161,900)
      Inventory                                                                 12,500        (183,200)
      Prepaid income taxes                                                    (243,000)             --
      Other current assets                                                    (225,300)       (132,300)
      Accounts payable                                                         (94,200)        207,000
      Accrued expenses                                                         213,800         191,200
      Accrued rebates                                                          (21,700)         46,000

                                                                          ------------    ------------
Net cash provided by operating activities                                    1,308,500       1,071,000
                                                                          ------------    ------------

Investing Activities:
  Acquisition of fixed assets                                                  (77,000)        (68,800)
  Purchase of short-term investments                                        (4,280,000)     (2,994,700)
  Redemption of short-term investments                                              --         997,500
  Payments for other intangible assets                                         (18,900)        (19,200)
                                                                          ------------    ------------
Net cash used in investing activities                                       (4,375,900)     (2,085,200)
                                                                          ------------    ------------

Financing Activities:
  Proceeds from exercise of warrants, net of expenses of $93,800                    --       3,762,700
  Proceeds from exercise of stock options                                      203,200         122,300
                                                                          ------------    ------------
Net cash provided by financing activities                                      203,200       3,885,000
                                                                          ------------    ------------

Net (decrease) increase  in cash and cash equivalents                       (2,864,200)      2,870,800
Cash and cash equivalents - beginning of period                              8,103,300       2,361,200
                                                                          ------------    ------------

Cash and cash equivalents - end of period                                 $  5,239,100    $  5,232,000
                                                                          ============    ============

Supplemental information:
  Taxes paid during the period                                            $    258,800    $         --
                                                                          ============    ============
Supplemental non-cash information:
  Conversion of debt to common stock
  Face amount of $3,052,500 with accrued interest of $726,500, related to the nine months ended October 31, 2006.

                       See notes to financial statements.


                           MEDICAL NUTRITION USA, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                       NINE MONTHS ENDED OCTOBER 31, 2007

                                   (Unaudited)

                                                 Common Stock             Additional                                      Total
                                          ---------------------------      Paid-in      Accumulated      Treasury      Stockholders'
                                             Shares         Amount         capital        Deficit         Stock           Equity
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at January 31, 2007                 14,027,294   $     14,000   $ 23,884,400   $(12,874,900)   $   (103,400)   $ 10,920,100

Exercise of options                            125,266            200        203,000             --              --         203,200

Stock based compensation                            --             --        777,600             --              --         777,600

Net income                                          --             --             --        434,200              --         434,200

                                          -----------------------------------------------------------------------------------------
Balance at October 31, 2007 (Unaudited)     14,152,560   $     14,200   $ 24,865,000   $(12,440,700)   $   (103,400)   $ 12,335,100
                                          =========================================================================================

                       See notes to financial statements.

                           MEDICAL NUTRITION USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

Note 1.  Organization and Business:
         -------------------------

         Medical Nutrition USA, Inc., (a Delaware corporation)(the "Company"), develops and distributes nutritional supplements for use in long-term care facilities, hospitals and dialysis clinics. Some of the Company's products are also sold through health food stores under private label or licensing agreements.

         The accompanying financial statements of Medical Nutrition USA, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles for annual financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending October 31, 2007 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 31, 2008. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form-10KSB for the fiscal year ended January 31, 2007.

Note 2.  Significant Accounting Policies:
         -------------------------------

Concentration of credit risk - The Company maintains its cash and cash equivalents in several bank accounts at two high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At October 31, 2007, the Company had approximately $5.0 million in excess of FDIC insured limits.

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

                           MEDICAL NUTRITION USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

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

Research and development - The Company utilizes independent third parties to design and test certain products and to conduct clinical trials and studies on its products. These expenditures are accounted for as research and development costs and are expensed as incurred.

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

                           MEDICAL NUTRITION USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

Note 2.  Significant Accounting Policies (continued):
         -------------------------------------------

Share-based compensation - Effective February 1, 2006, the Company implemented SFAS No.123(R), "Share-Based Payment," using the modified prospective transition method. Under this transition method, the compensation expense recognized for the year ended January 31, 2007 includes: 1) compensation expense for all stock-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 for the portion vesting in the year ended January 31, 2007; and 2) all stock-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). Stock-based compensation expense is generally recognized ratably over the requisite service period.

For the three months ended October 31, 2007 and 2006, the Company recognized share-based compensation cost of $286,400 and $184,400, respectively. For the nine months ended October 31, 2007, the Company recognized share-based compensation cost of $777,600 and $539,800, respectively. These costs are included in selling, general and administrative expense.

For the quarter and nine months ended October 31, 2007 and 2006, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company estimated the fair value of options awarded during the three and nine months ended October 31, 2007 and 2006 using the following assumptions.


                                                  Nine Months Ended    Three Months Ended
                                                  October 31, 2007      October 31, 2007
                                                  ----------------      ----------------
Expected term until exercised, years                      6                    6
Expected stock price volatility, average                 61%                  61%
Risk-free interest rate                                   5%                   5%
Expected Dividend yield                                   0                    0
Weighted-average fair value per option                $2.68                $1.64

                                                  Nine Months Ended    Three Months Ended
                                                  October 31, 2006      October 31, 2006
                                                  ----------------      ----------------
Expected term until exercised, years                      6                   6
Expected stock price volatility, average                 30%                 30%
Risk-free interest rate                                   5%                4.8%
Expected Dividend yield                                   0                   0
Weighted-average fair value per option                $2.22               $2.97

Earnings per share - The financial statement are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.

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

                           MEDICAL NUTRITION USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

Note 2.  Significant Accounting Policies (continued):
         ------------------------------------------

                                                      Nine months ended               Three months ended
                                                          October 31,                    October 31,
                                                 ----------------------------    ----------------------------
                                                     2007            2006            2007            2006
                                                 ------------    ------------    ------------    ------------
Numerator:
Net income (loss)                                $    434,200    $ (2,231,400)   $    220,000    $    196,400
Denominator:
Weighted average common shares (Basic)             14,113,806       9,796,907      14,172,265      13,485,395
Dilutive effect of outstanding options and
  nonvested shares of restricted stock              1,477,982              --       1,369,247       1,839,803
                                                 ------------------------------------------------------------
Weighted average common shares including
  assumed conversions (Diluted)                    15,591,788       9,796,907      15,541,512      15,325,198
                                                 ------------------------------------------------------------

Basic net income (loss) per share                $       0.03    $      (0.23)   $       0.02    $       0.01
Diluted net income (loss) per share              $       0.03    $      (0.23)   $       0.01    $       0.01


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

                           MEDICAL NUTRITION USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

Note 3.  Fixed Assets:
         ------------

         Fixed assets consisted of the following at October 31, 2007 and January 31, 2007, respectively:

                                                  October 31,      January 31,
                                                 -----------------------------
                                                     2007             2007
                                                 ------------     ------------
          Furniture, fixtures and equipment      $    380,600     $    304,800
          Leasehold improvements                       48,300           47,100
                                                 ------------     ------------
                                                      428,900          351,900
          Less:  Accumulated depreciation            (232,000)        (189,200)
                                                 ------------     ------------
                                                 $    196,900     $    162,700
                                                 ============     ============

Depreciation and amortization expense was $16,000 and $8,800 for the three months ended October 31, 2007 and 2006, respectively. Depreciation and amortization expense was $42,800 and $21,800 for the nine months ended October 31, 2007 and 2006, respectively.

Note 4.  Intangible Assets:
         -----------------

         Intangible assets consisted of the following at October 31, 2007 and January 31, 2007, respectively:

                                                  October 31,      January 31,
                                                 -----------------------------
                                                     2007             2007
                                                 ------------     ------------
          Patent application and
           other deferred costs                  $    228,000     $    220,400
          Trademarks                                   58,300           48,700
          Website development costs                    20,200           18,500
                                                 ------------     ------------
                                                      306,500          287,600
          Less: Accumulated amortization              (77,800)         (46,900)
                                                 ------------     ------------
                                                 $    228,700     $    240,700
                                                 ============     ============

Intangible amortization expense was $10,500 and $10,200 for the three months ended October 31, 2007 and 2006, respectively. Intangible amortization expense was $30,900 and $29,300 for the nine months ended October 31, 2007 and 2006, respectively.

                           MEDICAL NUTRITION USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

Note 5.  Notes Payable:
         -------------

2003 8% Convertible Promissory Notes
------------------------------------

         From April 29, 2003 to August 31, 2003, the Company borrowed $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans was substantially the same, other than the principal amount thereof. The 2003 Notes were for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, were convertible at any time prior to maturity at the option of the note-holder into shares of the Company's common stock at a conversion price of $0.75 per share. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. For the year ended January 31, 2007, $3,052,500 of the 2003 Notes and accrued interest of $726,500 was converted into 5,038,574 shares of common stock. At January 31, 2007, there were no 2003 Notes outstanding. The total interest expense, including amortization of beneficial conversion features and warrant expense for the nine month, and year ended October 31, 2007 and 2006, were $0 and $2,657,100, respectively.

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


Note 6.  Major Customers and Major Vendor:
         --------------------------------

Major Customer
--------------

         For the three months ended October 31, 2007, two customers accounted for approximately 37% of total revenues, representing $1,281,700 of sales as compared to 31% or $856,900 of sales in the prior year quarter for the same customers.

         For the nine months ended October 31, 2007, two customers accounted for approximately 33% of total revenues, representing $3,138,700 of sales as compared to 30% or $2,287,200 of sales in the prior year nine months for the same customers.

         As of October 31, 2007, these customers had accounts receivable balance of $497,200 which represented 44% of the Company's total accounts receivable.

Major Vendor
------------

         During the nine months ended October 31, 2007 and 2006, the Company purchased $3,862,400 and $3,333,100, respectively, of finished goods from Organics Corporation of America ("Organics"), an approximate 1% shareholder of the Company, under a supply agreement. As of October 31, 2007, the Company had an accounts payable balance with Organics of $448,600. The Company owns approximately 5% of the outstanding stock of Organics.

                           MEDICAL NUTRITION USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

Note 7.  Stockholders' Equity:
         --------------------

Class A and Class B Warrants
----------------------------

         In November 2002, in connection with the issuance of its 2002 8% Convertible Promissory Notes, the Company also issued, to the investors in the Notes, Class B common stock purchase warrants exercisable for an aggregate 600,000 shares of the Company's common stock, at $0.75 per share. The expiration date of these warrants was accelerated to April 14, 2006, in accordance with the terms of the warrants. Additional information with respect to the expiration date acceleration is provided below. All of these warrants were exercised prior to expiration.

         In July 2003, in connection with the issuance of the Company's 2003 8% Convertible Promissory Notes, the Company issued Class A common stock purchase warrants exercisable for an aggregate 730,000 shares of the Company's common stock, at $0.50 per share. These warrants were issued to certain shareholders who purchased shares of common stock in April 2002 in exchange for the surrender of certain anti-dilution rights granted in the April 2002 transaction. The expiration date of these warrants was accelerated to April 14, 2006, in accordance with the terms of the warrants. All of these warrants were exercised prior to expiration.

         In July 2003, in connection with the issuance of the Company's 2003 8% Convertible Promissory Notes, the Company also issued, to the investors in the Notes, Class B common stock purchase warrants exercisable for an aggregate of approximately 4,170,000 shares of the Company's common stock, at $0.75 per share. The expiration date of these warrants was accelerated to April 14, 2006, in accordance with the terms of the warrants. Approximately 99% of these warrants were exercised prior to expiration and approximately 1% of these warrants expired on April 14, 2006.

2000 Long-Term Incentive Stock Plan
-----------------------------------

         On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the "2000 Plan"). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR's) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000

                           MEDICAL NUTRITION USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

Note 7.  Stockholders' Equity (continued):
         --------------------------------

Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be exercisable for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At October 31, 2007, 39,000 stock option grants were outstanding under the 2000 Plan.

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

         Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock, increased by 250,000 additional shares of common stock as of January 1, 2004. At the 2004 Annual Meeting, the 2003 Plan was amended to provide that as of January 31 of each year, commencing with January 31, 2005, the aggregate number of Common Shares reserved for issuance under the 2003 Plan would automatically increase in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At October 31, 2007, 2,315,381 options were issued and outstanding under the 2003 Plan.

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

                           MEDICAL NUTRITION USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

Note 7.  Stockholders' Equity (continued):
         --------------------------------

A summary of option activity during the nine months ended October 31, 2007 is presented below:

                                                                      Weighted
                                                                       Average
                                                      Options   exercise price
                                             ---------------------------------
          Outstanding at January 31, 2007           2,884,697     $       2.26
          Granted                                     100,000     $       4.87
          Exercised                                  (125,266)    $       1.62
          Expired or Surrendered                      (51,450)    $       3.23
         ---------------------------------------------------------------------
          Outstanding at October 31, 2007           2,807,981     $       2.37
         =====================================================================

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

         The Company has Federal income tax loss carryforwards as of October 31, 2007 of approximately $3,037,700 and state income tax loss carryforwards of approximately $648,300. The Federal NOL carryforwards expire beginning in 2020 and will be fully expired during 2025. Prior to the fiscal year ended January 31, 2007, the Company had provided a valuation allowance for the full amount of its deferred tax assets because of the substantial uncertainties associated with the Company's ability to realize a deferred tax benefit due to its financial condition. However, based on the Company's current and projected taxable income, the deferred tax benefit of $1,692,600 was recorded in the fiscal year ended January 31, 2007 financial statements, as a result, the valuation allowance was no longer needed.

                           MEDICAL NUTRITION USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

Note 8. Income Taxes (continued):
        ------------------------

The expiration of the Company's State NOL's are as follows:


                  Years Ended January 31,

                           2008                  $         --
                           2009                            --
                           2010                            --
                           2011                        39,300
                           2012                       609,000
                        Thereafter                         --
                                                 ------------
                                                 $    648,300
                                                 ============

The components of the provision for income taxes consist of the following:

                                Nine Months Ended    Nine Months Ended   Three Months Ended   Three Months Ended
                                   October 31,          October 31,          October 31,          October 31,
                                      2007                 2006                 2007                 2006
                                  ------------         ------------         ------------         ------------
         Current - Federal                  --                   --         $   (169,800)                  --
         Current - State          $     17,300         $     27,600              (31,700)        $      4,300
         Deferred - Federal            346,800                   --              286,500                   --
         Deferred - State               70,600                   --               64,800                   --
                                  ---------------------------------------------------------------------------
         Income tax expense       $    434,700         $     27,600         $    149,800         $      4,300
                                  ===========================================================================


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

         Effective January 1, 2007, the Company adopted Financial Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the financial statements.

         The tax years 2003-2007 remain open to examination by the major taxing jurisdictions to which we are subject.

                           MEDICAL NUTRITION USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2007

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

Note 10. Bonus Plan
         ----------

         On June 7, 2005, the Company approved a bonus plan for officers based on a formula which takes into account sales and earnings before interest, income taxes, depreciation, amortization and stock based compensation ("EBITDAS"), with annual targets to be set at the level of the annual operating plan approved by the Board of Directors. The plan allows for payment up to 100% of the officers base salary. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the nine months ended October 31, 2007 and 2006, the Company expensed $218,400 and $180,500 in bonuses based on this plan, respectively.


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

Results of Operations

         The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report.

Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006

         Sales for the three months ended October 31, 2007 were $3,419,800, compared with $2,734,700 for the three months ended October 31, 2006, an increase of 25%. This increase was primarily attributable to a 23% increase in branded product sales to approximately $2,746,600 from $2,239,100. The increase in branded sales can be attributed to growing awareness of our products and the increase in size of the Company's sales force. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales increased to approximately $673,200 from $495,600 for the comparable prior year period.

         Cost of sales for the three months ended October 31, 2007 was $1,624,600, compared with $1,318,100 for the three months ended October 31, 2006. Cost of sales was 48% in both periods. Gross profit percentage remained constant at 52% for both the three months ended October 31, 2007 and the three months ended October 31, 2006.

         Selling, general and administrative expenses for the three months ended October 31, 2007 increased by $447,400 to $1,519,900 from $1,072,500 for the three months ended October 31, 2006. This increase was primarily attributable to an increase in selling and marketing expenses due to expanded marketing of the Company's branded products, mainly in additional sales personnel and related costs.

         Research and development expenses for the three months ended October 31, 2007 was $16,600 compared to $145,700 for the three months ended October 31, 2006. Research and development expenses consist primarily of costs related to the Company's sponsorship of two clinical studies that began in fiscal 2007 which are nearing completion. Expenses are incurred as pre-agreed portions of the studies are completed.

         For the three months ended October 31, 2007, the Company had operating income of $258,700, compared to operating income of $198,400 for the three months ended October 31, 2006.

         Interest income was $111,100 for the three months ended October 31, 2007, compared to $83,100 in the quarter ended October 31, 2006. The increase is the result of the increase in cash and cash equivalents and short term investments.

         There was no interest expense in the quarter ended October 31, 2007 compared to interest expense of $80,800 for the quarter ended October 31, 2006. The interest expense in the prior year period was due to non-cash amortization of debt discount associated with our 2003 8% Convertible Promissory Notes, which was fully amortized as of December 2006.

         The Company recorded a tax provision of $149,800 for the quarter ended October 31, 2007. For tax purposes, certain expenses for stock based compensation are not deductible. In the prior fiscal year, the Company had provided a valuation allowance for the full amount of its deferred tax assets, and the provision for income taxes consisted of only state franchise taxes.

         The Company's net income for the three months ended October 31, 2007 was $220,000, or $0.02 per share, compared to a net income for the three months ended October 31, 2006 of $196,400 or $0.01 per share.

Nine Months Ended October 31, 2007 Compared to Nine Months Ended October 31,
2006

         Sales for the nine months ended October 31, 2007 were $9,604,300 compared to $7,630,700 for the nine months ended October 31, 2006, an increase of 26%. This increase was primarily attributable to a 30% increase in branded product sales, to approximately $8,032,600 in the current period from $6,161,300 in the prior period. The increase in branded sales can be attributed to growing awareness of our products and the increase in size of the Company's sales force. Almost all of the Company's branded product sales were from formulations of hydrolyzed collagen. Private label sales increased to approximately $1,571,800 from $1,469,400 for the comparable prior year period.

         Cost of sales for the nine months ended October 31, 2007 was $4,476,600, or 47% of sales, compared to $3,603,000 for the nine months ended October 31, 2006, or 47% of sales.

         Selling, general and administrative expenses for the nine months ended October 31, 2007 increased by $989,300 to $4,461,200, from $3,471,900 for the nine months ended October 31, 2006. This increase was primarily attributable to an increase in selling and marketing expenses due to expanded marketing of the Company's branded products, mainly in additional sales personnel and related costs.

         Research and development expenses for the nine months ended October 31, 2007 was $108,000 compared to $204,100 for the nine months ended October 31, 2006. Research and development expenses consist primarily of costs related to the Company's sponsorship of two clinical studies that began in fiscal 2007 which are nearing completion. Expenses are incurred as pre-agreed portions of the studies are completed.

         For the nine months ended October 31, 2007, the Company had operating income of $558,500, compared to operating income of $351,700 for the nine months ended October 31, 2006.

         Interest income was $310,400 for the nine months ended October 31, 2007, compared to $182,400 in the prior year nine months. The increase is the result of the increase in cash and cash equivalents and short term investments.

         There was no interest expense for the nine months ended October 31, 2007 compared to interest expense of $2,737,900 for the nine months ended October 31, 2006. The interest expense in the prior year period was due to non-cash amortization of debt discount associated with our 2003 8% Convertible Promissory Notes, which was fully amortized as of December 2006.

         The Company recorded a tax provision of $434,700 for the nine months ended October 31, 2007. For tax purposes, certain expenses for stock based compensation are not deductible. In the prior fiscal year, the Company had provided a valuation allowance for the full amount of its deferred tax assets, and the provision for income taxes consisted of only state franchise taxes.

         The Company's net income for the nine months ended October 31, 2007 was $434,200, or $0.03 per share, compared to a net loss for the nine months ended October 31, 2006 of ($2,231,400) or ($0.23) per share.

Liquidity and Capital Resources

         At October 31, 2007, the Company had cash, cash equivalents and short term investments of $9,519,100, as compared to cash of $8,103,300 at January 31, 2007. At October 31, 2007, approximately 98% of accounts receivable were less than 30 days past due. Cash provided by operations during the nine months ended October 31, 2007 was $1,308,500 as compared to $1,071,000 in the comparable prior year period.

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

ITEM 6.  Exhibits
         --------

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


                                       MEDICAL NUTRITION USA, INC.

Dated: December 14, 2007               By: /s/ ALAN LEVY
                                           -------------------------------------
                                           Alan Levy
                                           Chief Financial Officer