Form 10KSB
period 2008-01-31
MEDICAL NUTRITION USA INC
filed 2008-04-29
CIK 722617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number 0-18349

Medical Nutrition USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3686984

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 West Forest Avenue, Englewood, New Jersey	07631

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 569-1188

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to section 13 or 5(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act): Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $12,800,600.

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 18, 2008 was approximately $46,260,179 (based on the average of the closing bid price and closing ask price for shares of the registrant’s common stock as reported on the NASDAQ Stock Market for the last trading date prior to that date).

As of April 18, 2008 there were 14,018,236 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders scheduled to be held June 4, 2008 are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORWARD-LOOKING STATEMENTS

          This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

          Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this annual report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update forward-looking statements.

          Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed or any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

          For a detailed description of factors that could cause actual results to differ materially from those expressed in any forward-looking statement please see “Risk Factors” below.

Item 1.	DESCRIPTION OF BUSINESS

INTRODUCTION

          Medical Nutrition USA, Inc. (a Delaware Corporation) (the “Company”) develops and distributes nutritional supplements for use in long-term care facilities, hospitals and dialysis clinics. Some of the Company’s products are also sold through health food stores under private label or licensing agreements. Unless the context otherwise requires, references to the Company in this report refer to Medical Nutrition USA, Inc.

INDUSTRY OVERVIEW

          Annual sales of nutrition products, including supplements, fortified foods and beverages and nutraceuticals in the United States were estimated to be approximately $100 billion. Annual sales of nutritional supplements to health care institutions, the industry segment in which the Company primarily competes, are estimated to be approximately $4.2 billion annually and growing at a rate of approximately 12% per year. The nutritional supplements industry is fragmented and highly competitive and includes vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived there from. With certain limited exceptions, the sale of nutritional supplements is not subject to FDA approval prior to sale. See “Government Regulation” below. Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). Under DSHEA, vendors of dietary supplements are able to educate consumers regarding the effects of certain component ingredients.

LONG-TERM CARE

          The long-term care market includes nursing, convalescent and assisted-living facilities. There are approximately 17,000 nursing home facilities in the United States. The number of Americans aged 65 and over is projected to increase from 35 million to over 70 million by 2030. An important component of the Older Americans Act (the “OAA” enacted in 1965) includes programs and services to specifically address nutrition among older persons. Under the OAA, nursing home facilities are required to assure that each resident maintain “acceptable parameters of nutritional status, such as body weight and protein levels, unless the clinical condition demonstrates that this is not possible.” Within the nursing home resident population, protein energy malnutrition (PEM), a deficiency of protein and energy (calories), is a common condition resulting in loss of lean body mass, development of pressure ulcers, and impaired immune response and organ function. In observational studies, Pro-Stat®, the Company’s modular protein supplement has been shown to be effective nutritional support in the treatment of pressure ulcers, unintended weight loss and malnutrition. In March 2006, a randomized, controlled clinical trial was published in the peer-reviewed journal “Advances in Skin and Wound Care”, reporting a 96% greater improvement in pressure ulcer healing among nursing home residents receiving standard care plus Pro-Stat®, compared to a control group receiving standard care plus a placebo.

RENAL CARE

          There are more than 400,000 end stage renal disease patients undergoing dialysis treatments in the United States. Dialysis patients need to maintain high protein and calorie intake to avoid becoming malnourished. Dialysis causes a higher need for protein intake because some protein loss occurs with each treatment. Additionally, dialysis patients may suffer from poor appetite and are typically restricted in the volume of liquids they can consume. Pro-Stat® has important benefits for dialysis patients: high protein to volume ratio; small serving size; enhanced absorption; ease of administration; and low sodium, potassium and phosphorous. The Company sponsored a study in cooperation with Renal Care Group and Vanderbilt University to measure the efficacy of Pro-Stat® supplementation in improving and maintaining serum albumin levels among dialysis patients which was recently completed. The results of this study are currently being reviewed and should be published within the next year.

INDUSTRY TRENDS

          The Company believes that the market for its institutional nutritional supplements will continue to expand as a result of the following:

•	The aging of the United States population and the resulting increase in the number of assisted living/nursing home residents;

•	The growth in understanding of the link between diet, nutrition, and health, especially among the geriatric population; and

•

Increased research into the beneficial effects of targeted nutritional intervention in reducing the severity of age-related disease and the incidence of nutritional deficiencies among institutionalized patients.

SALES, PRODUCTS AND STRATEGY

          The Company generates revenue principally through the sale of its branded products directly to distributors who resell the products to end users, most of whom are nursing homes and dialysis clinics, and through the sale of private label products to others who sell these products to customers.

          During the past year, the Company has continued to implement its strategy to increase the proportion of its sales generated by its own branded products, primarily to nursing homes, nursing home distributors, and dialysis clinics. These products include primarily the Pro-Stat® line of enzyme-hydrolyzed liquid protein used to treat unintended weight loss, protein energy malnutrition and pressure ulcers.

          The Company’s strategy includes increasing the number of nursing homes, long-term care facilities and dialysis clinics employing Pro-Stat® therapy. The Company also uses consultant dietitians to supplement its sales force. The Company also uses advertising and exhibitions at trade shows that focus on the long-term care and dialysis markets. As a result of this strategy, sales of the Company’s branded products increased over 30% for the fiscal year ended January 31, 2008 when compared to the prior fiscal year.

          For the fiscal year ended January 31, 2008, two customers accounted for approximately 32% of total sales, as compared to 29% in the prior fiscal year. The Company has no contractual arrangements with these customers and if these customers were to discontinue purchasing from the Company, it would have a material impact on the Company’s sales.

          In the past year, the Company introduced a new product named Pro-Stat® Profile. Pro-Stat® Profile is formulated for those whose essential amino acid intake is inadequate or indeterminable. Pro-Stat® Profile is formulated to score 100% on the Institute of Medicine (“IOM”) Protein Digestibility-Corrected Amino Acid Score (“PDCAAS”) The Food and Agriculture Organization of the World Health Organization (FAO/WHO) developed PDCAAS to measure protein value in human nutrition. The method is based on comparison of the concentration of the first limiting indispensable amino acid (IAA) in the test protein with the concentration of that amino acid in a reference (scoring) pattern, which was updated by the IOM in 2005. This scoring pattern is derived from the IAA requirements of the preschool-age child.

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

          During the fiscal year ended January 31, 2008, the Company recorded expenses, not including salaries and wages, of $108,000 on research and development. For the fiscal year ended January 31, 2007, the Company incurred $273,500 in research and development costs.

MANUFACTURING

          The Company uses contracted third party manufacturers to produce its products. In August 2003, the Company entered into a cross-ownership agreement with Organics Corporation of America (“Organics”), its principal manufacturer, whereby mutual protections were established regarding intellectual property and pricing. Organics is responsible for receipt and storage of raw materials, production and packaging, and labeling of finished goods. At present, the Company is dependent upon Organics and another contract manufacturer for the production of all of its products. If the contract manufacturers were unwilling or unable to manufacture and deliver the Company’s products, the Company’s sales would be adversely impacted. The Company believes at the present time it will be able to obtain from its manufacturers the quantity of products it will need to meet orders.

COMPETITION

          The nutritional supplement industry is highly competitive. Many of the Company’s competitors are large, well-known companies that have considerably greater financial, sales, marketing and technical resources than the Company. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines the Company markets and distributes. In addition, competitors may elect to devote substantial resources to marketing their products to similar outlets and may choose to develop educational and information programs like those developed by the Company to support their marketing efforts. The Company’s business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

          Competition for the institutional nutritional supplement products the Company offers is significant. These products compete against a number of well-known brands of alternative or similar products with substantially greater market share than the Company’s products. As the Company’s sales have grown, competitors have attempted to introduce products that compete directly against the Company’s liquid protein supplement. The Company’s failure to adequately respond to the competitive challenges faced by the products it offers could have a material adverse effect on its business, financial condition and results of operations.

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

Patents

          In January 2008, the Company was issued a patent for “Method for Treating Wounds to Promote Healing”. This patent expires in 2023. In 1977, the Company was issued four patents for its collagen hydrolysate product. These are for (1) Method Of Providing High-Protein Nutrition By The Oral Administration Of A Predigested Protein Composition, (2) Method Of Composition For Preventing Nutritional Deficiency, (3) Method Of Treating Nutritional Deficiency During Cardiac Cachexia, Diabetes, Hypoglycemia, Gastro-enterology, Lipid, Cell Glycogen And Keratin Related Skin Conditions And Alcoholism, and (4) Method Of Treating Obesity By The Oral Administration Of A Predigested Protein Composition. These patents expired in 1994.

Trademarks

          The Company has been using the Pro-Stat® mark since August 2002 and the Fiber-Stat® mark since August 2005. The Company intends to take the actions that it believes are necessary to protect its proprietary rights with respect to these marks, but it may not be able to do so on commercially reasonable terms, if at all.

GOVERNMENT REGULATION

          The formulation, manufacture and labeling of the Company’s products are subject to regulation by one or more federal agencies, including, principally, the Food and Drug Administration (“FDA”). These activities are also regulated by various agencies of the states and localities in which the Company’s products are sold.

          The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) was enacted in 1994. DSHEA amended the Federal Food, Drug, and Cosmetic Act and, in the judgment of the Company, is favorable to the dietary supplement industry. The legislation created a new statutory class of “dietary supplements”. This class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. A dietary supplement which contains a new dietary ingredient, one not on the market as of October 15, 1994, requires evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the FDA before it may be marketed. DSHEA also recognizes the need for the dissemination of information about the link between nutrition and health and provides that publications, which are not false and misleading and present a balanced view of available scientific information on a dietary supplement, may be used in connection with the sale of dietary supplements to consumers. Among other changes, DSHEA prevents the further regulation of dietary ingredients as “food additives” and allows the use of statements of nutritional support on product labels and in other labeling.

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

EMPLOYEES

          The Company has 33 full time employees as of April 8, 2008.

RISK FACTORS

The Company generates a significant amount of revenues from two customers.

          For the fiscal years ended January 31, 2008 and 2007, two customers accounted for approximately 32% of total revenues. The Company does not have contracts with these customers and, as a result, there is no assurance that these customers will continue to order products from the Company or will continue to order the products in the same amount. The loss of these customers would have a material adverse effect upon the sales and operating results of the Company.

The Company may encounter problems implementing its business strategy.

          The Company may encounter problems, delays and expenses in implementing its business strategy. These may include, but are not limited to, unanticipated problems and additional costs related to marketing, competition and product acquisitions and development. These problems may be beyond the Company’s control, and in any event, could adversely affect the Company’s results of operations. See “Management’s Discussion and Analysis or Plan of Operation.”

If the Company does not successfully manage any growth it experiences, it may experience increased expenses without corresponding revenue increases.

          The Company’s business is growing at a rapid rate. This growth may place a significant strain on management, financial and other resources. It also may require the Company to increase expenditures before it generates corresponding revenues. The Company’s ability to manage future growth, should it occur, will depend upon its ability to identify, attract, motivate, train and retain highly skilled managerial, financial, business development, sales and marketing and other personnel. Competition for these employees is intense. Moreover, the growth in the Company’s businesses will require the Company’s management to integrate and manage an increasing number of employees. The Company may not be able to implement successfully and maintain its operational and financial systems or otherwise adapt to growth. Any failure to manage growth, if attained, could have a material adverse effect on the Company’s business.

The Company has announced a 46% growth in its sales force in Fiscal 2009.

          The Company announced in December 2007 that it was going to rapidly increase the size of its sales force. This expansion will put a significant strain on management. There will be costs involved in recruiting, hiring, training and providing technology support. Competition to hire qualified personnel in the specific markets we are seeking will be intense. These new employees will need to be trained and will take a certain amount of time to become acclimated to the Company, its products and the way it does business. The growth of the Company’s business will depend on the successful integration of these new employees. Any failure to manage this growth could have a material adverse effect on the Company’s business.

The Company has reduced the price of some of its Products.

          The Company announced in April 2008 that it reduced the price of certain products by approximately 12% on a weighted average basis. This price reduction can have the effect of lowering sales if the Company does not increase the number of units it sells. Competition in this industry is intense. Competition can also lower prices to below our pricing. Certain of our competitors are larger than us and have more financial resources. The lower sales price will also cause gross margins to decrease by an approximate 1.5%. Lower gross margins without a corresponding increase in sales can mean less funds available for the Company to pay its expenses, which may hurt the profitability of the Company. Company management may not be able to successfully implement this strategy, which could have a material adverse effect on the Company’s business.

The Company has announced intentions to begin selling certain of its products through retail stores.

          The Company announced in April 2008 that it intends to begin selling certain of its products through retail stores by the end of the Fiscal 2009 year. The Company has limited experience in the retail market. There are many existing products in the retail market that the Company will have to compete against. Most of the competition is from Companies larger than us who have more financial resources to support their products with marketing, advertising and rebates. The Company will need to make initial expenditures in marketing and advertising to launch its retail products. There is no certainty that the Company will realize profits from retail that will exceed the expenses incurred. Management will need to carefully manage this retail venture. If the Company is not successful in managing this, it could have a material adverse effect on the Company’s business.

The Company is dependent on one primary manufacturer, Organics Corporation of America (“Organics”), and a secondary manufacturer for the production of most of its products.

          The Company is dependent Organics and a secondary manufacturer for the production of most of its products. Organics has one factory for its production facilities. If this manufacturer sustains damage to its facility, has labor or financial problems, or materially changes the price of manufacturing, and the secondary manufacturer is unable to manufacture on a timely basis the quantity of products the Company purchases from Organics, this could interrupt the supply of product which could cause the Company to lose product sales, which could have a material adverse effect on the Company’s business.

The Company is dependent on a limited number of sources of supply for the raw materials for many of the products it offers. If there were an interruption of supply of products, the Company’s sales may suffer and the Company could be required to abandon a product line.

          The Company is dependent on a limited number of sources of supply for the raw materials for many of the products it offers. With respect to these products, the Company cannot guarantee that these third parties will be able to provide adequate supplies of raw materials in a timely fashion. If the Company is unable to renew or extend an agreement with a third-party supplier, if an existing agreement is terminated or if a third-party supplier otherwise cannot meet the Company’s need for raw materials, the Company may not be able to obtain an alternative source of supply in a timely manner or at all. In these circumstances, the Company may be unable to continue to market products as planned and could be required to abandon or divest itself of a product line on terms which would materially affect the Company’s business.

The Company may be exposed to product liability claims not covered by insurance.

          The Company may be exposed to product liability claims. Although the Company believes that it currently carries and intends to maintain a comprehensive multi - peril liability insurance package, the Company cannot guarantee that this insurance will be sufficient to cover all possible liabilities. A successful suit against the Company could have an adverse effect on its business and financial condition if the amounts not covered by insurance are material.

The Company’s future capital requirements will depend on many factors. If the Company needs to obtain additional financing and is unable to do so, it might not be able to continue to operate at its current level.

          The Company believes that it has sufficient cash on hand to fully implement its business strategy for fiscal year 2009. See “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources”. The Company’s future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales.

          If needed, additional funding may not be available on acceptable terms, or at all. If additional funds were needed but were not available, the Company might be required to significantly curtail or defer one or more of its marketing programs or to limit or postpone obtaining or developing new products. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of its common stock. If the Company raises additional funds through the issuance of additional debt securities, these new securities would have certain rights, preferences and privileges senior to those of the holders of its common stock, and the terms of these debt securities could impose restrictions on its operations. For a further discussion of expenditures and other factors that could affect the Company’s need for future capital, see “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.”

The Company’s inability to obtain new proprietary rights or to protect and retain its existing rights could impair its competitive position and adversely affect its sales.

          The Company believes that the trademarks, copyrights and other proprietary rights that it owns, will continue to be important to its success and competitive position. If the Company fails to maintain its existing rights or cannot acquire additional rights in the future, its competitive position may be harmed. While some products the Company offers incorporate patented uses, most of the products the Company sells are not protected by patents.

          The Company intends to take the actions that it believes are necessary to protect its proprietary rights, but it may not be successful in doing so on commercially reasonable terms, if at all. In addition, parties that license their proprietary rights to the Company may face challenges to their patents and other proprietary rights and may not prevail in any litigation regarding those rights. Moreover, the Company’s trademarks and the products it offers may conflict with or infringe upon the proprietary rights of third parties. If any such conflicts or infringements should arise, the Company would have to defend itself against such challenges. The Company also may have to obtain a license to use those proprietary rights or possibly cease using those rights altogether. Any of these events could harm the Company’s business.

The public market for the Company’s common stock may be volatile, and the price of the common stock may fluctuate for reasons unrelated to the Company’s operating performance.

          There has historically been a very limited public market for the Company’s common stock, and the Company does not know whether investor interest in the Company will lead to the development of a more active trading market. The market prices and trading volumes for securities of emerging companies, such as the Company, historically have been highly volatile and have experienced significant fluctuations both related and unrelated to the operating performance of those companies. The price of the Company’s common stock may fluctuate widely, depending on many factors, including factors that may cause the Company’s quarterly operating results to fluctuate as well as market expectations and other factors beyond the Company’s control. This could restrict the Company’s ability to access the capital markets for necessary funding.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

          Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and disclosure controls and procedures. The Company may not be able to identify and or establish proper procedures to maintain an effective internal control environment. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price or our ability to access the capital markets for necessary funding.

Item 2.	DESCRIPTION OF PROPERTY

          The principal executive offices of the Company are located at 10 West Forest Avenue, Englewood, New Jersey 07631, where it leases approximately 7,500 square feet. The lease is for a period of five years commencing January 1, 2005. The annual rent for the fiscal year ending January 31, 2008 was approximately $95,700, for the fiscal year ending January 31, 2009 it will be $117,400, and for the fiscal year ending January 31, 2010 it will be $110,800.

          Approximately 3,500 square feet of this facility house the Company’s administrative offices with the balance utilized for shipping and warehousing. Some of the Company’s products are shipped by its third party manufacturer directly to major customers. The Company believes its present facility is adequate for its present and reasonably foreseeable future operational needs.

Item 3.	LEGAL PROCEEDINGS

          None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

Item 5.	MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

          Since April 18, 2007, the Company’s common stock has been quoted on the NASDAQ Capital Market under the symbol “MDNU”. Prior to that, the Company’s common stock was quoted on the OTC Bulletin Board under the symbol “MDNU.OB”. Information for periods ending prior to April 18, 2007 as to the range of high and low bid quotations for the Company’s common stock was obtained from the National Quotation Bureau Incorporated. Information for periods ending after April 18, 2007 as to the high and low sales prices for the periods indicated was obtained from the NASDAQ Stock Market:

THREE MONTHS ENDED	HIGH	LOW

April 30, 2006	$5.05	$4.10
July 31, 2006	$4.20	$3.70
October 31, 2006	$4.20	$3.50
January 31, 2007	$4.62	$4.00
April 30, 2007	$5.50	$4.00
July 31, 2007	$7.10	$4.95
October 31, 2007	$6.00	$3.80
January 31, 2008	$5.49	$2.59

          The above bid quotations for the periods ending prior to April 18, 2007 represent prices between dealers and do not include actual retail mark-ups, mark-downs or commissions and may not represent actual transactions.

          As of April 17, 2008, there were approximately 578 holders of record of the Company’s common stock.

          The Company has not declared any cash dividends on its common stock and it has no intention to pay cash dividends in the foreseeable future.

          As of January 31, 2008, the following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,346,881	$2.65	(1)

Equity compensation plans not approved by security holders	453,600	$0.84	—

Total	2,800,481	$2.36	—

(1)

The 2003 Omnibus Equity Incentive Plan was amended to provide that as of January 31 of each year, the aggregate number of Common Shares reserved for issuance under the 2003 Plan is automatically increased in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year.

Company Stock Repurchase Plan

          In December 2007, the Company’s Board of Directors approved the Medical Nutrition USA, Inc. Stock Repurchase Plan (the “Plan”). The Plan allows for the purchase of up to 500,000 shares of Company stock on the open market and from employees. The Plan allows for a maximum weekly market purchase of 2 5,000 shares with no more than 50,000 shares in any calendar month. Private transactions with employees can not exceed 50% of the total shares to be purchased with no one individual employee exceeding 25% of the total. The Plan commenced on January 15, 2008. For the year ended January 31, 2008, the Company has purchased 184,000 shares from employees and 2,000 shares on the open market. These purchased shares are being considered as unissued shares available for issuance. There are 314,000 shares available for purchase under the Plan as of January 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 15, 2008 – January 31, 2008	186,000	$ 3.20	186,000	314,000

Total	186,000	$ 3.20	186,000	314,000

ITEM 6.	Management’s Discussion and Analysis or Plan of Operation

Executive Summary

Overview - During fiscal 2008, we were successful in implementing our strategy to expand the distribution of our own branded products. As a result, the Company’s branded products are now being carried by approximately 91 distributors as compared to 80 in the prior fiscal year, who supply products to long-term care facilities and dialysis clinics.

Fiscal 2008 Highlights

Sales – Our sales increased approximately 22%, to $12,800,600, during the fiscal year. The sales increase was primarily the result of expanded distribution of our Pro-Stat® line of hydrolyzed, liquid, modular protein. Sales of the Company’s branded products increased approximately 30%, from the prior fiscal year to $10,977,900.

New Product Development – We completed development of, and began marketing Pro-Stat® Profile. Pro-Stat® Profile provides a concentrated source of complete protein (10 g/30 ml) and energy (101 Kcal/30 ml), with the IOM 2005 essential amino acid pattern as well as important conditionally essential and non-essential amino acids. (See section on sales, product and strategy)

Cash Balance and Cash Flow – Our cash, cash equivalents and short-term investment balance at January 31, 2008 was $9,544,800. For the year, cash provided by operating activities totaled $1,972,800 on a reported net income of $869,100. The Company’s total cash, cash equivalents and short-term investments position increased by $1,441,500.

Fiscal 2009 Expectations

          We expect our revenues to continue to grow as a result of our ongoing efforts to expand distribution of our branded products. The Company announced in December 2007 plans to further expand its field sales force by approximately 45% during the first half of fiscal 2009. The expenses for these additional positions will begin to be recognized in the first and second quarter of fiscal 2009, with the expected revenue impact beginning to be realized later in the third and fourth quarters. In addition, the Company decided to price some of its products more aggressively in order to further increase its rate of market share growth - and strengthen its competitive position. During the first quarter of fiscal 2009, the Company reduced the price of certain Pro-Stat® formulas by approximately 12% on a weighted average basis. After offsetting reductions in product costs, the Company expects that gross margins will be approximately 150 basis points lower compared to fiscal 2008 beginning in the second quarter and by a smaller amount in the first quarter. The Company believes that although its strategy to substantially increase its sales force and the more aggressive pricing will increase expenses and reduce its rate of revenue growth during the first half of fiscal 2009, it will result in increased rates of revenue growth beginning the second half of the fiscal 2009 and continuing thereafter.

          In the second quarter of 2009 fiscal year, the Company will introduce a new product named UTI-Stat™, which contains a proprietary formulation that helps support urinary tract health and helps prevent recurrence of urinary tract infections. Trials conducted in 10 long-term care facilities in five states showed that 92% of residents with a history of urinary tract infections remained symptom-free while taking UTI-Stat. The Company expects that UTI-Stat™ will begin contributing to sales towards the end of this year’s third quarter.

          The Company also announced its intention to begin selling certain of its products through retail stores by the end of the fiscal 2009 year. The Company believes that the retail sales opportunities for certain of its products are significantly greater than in its traditional institutional markets and that retail marketing will create greater awareness and be complementary to its continuing efforts in nursing homes and dialysis clinics.

Results of Operations

          The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report.

Fiscal Year Ended January 31, 2008 Compared to Fiscal Year Ended January 31, 2007

          Sales for the fiscal year ended January 31, 2008 were $12,800,600 as compared with $10,531,300 for the fiscal year ended January 31, 2007, an increase of approximately 22%. This increase was primarily attributable to an increase in branded product sales to approximately $10,977,900 from $8,442,700. The increase in branded sales can be attributed to growing awareness of our products and the increase in the size of the Company’s sales force. Almost all of the Company’s branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased to approximately $1,822,700 from $2,088,600 for the comparable prior year period.

          Cost of sales for the fiscal year ended January 31, 2008 was $5,994,900 or 46.8% of sales, as compared with $5,007,000 for the fiscal year ended January 31, 2007, or 47.5% of sales. Gross profit percentage increased from 52.5% to 53.2% for the fiscal year ended January 31, 2008 compared to the fiscal year ended January 31, 2007. This increase in gross profit percentage was primarily due to an increase in the sales of branded products which have a higher gross margin than the Company’s private label products.

          Selling, general and administrative expenses (“SG&A”) for the fiscal year ended January 31, 2008, increased by $1,147,100 to $5,763,700, from $4,616,600 for the fiscal year ended January 31, 2007. This increase was primarily attributable to an increase in selling and marketing expenses of $508,800. This increase in selling and marketing is due to expanded marketing of the Company’s branded products. Included in SG&A is stock based compensation expense which was $1,062,000 and $690,400 for the fiscal years ended January 31, 2008 and 2007, respectively. This increase is due to the Company adding two executive officers in late fiscal 2007. The Company does not expect this expense to increase significantly on a going forward basis.

          Research and development expenses for the fiscal year ended January 31, 2008 was $108,000 in comparison to $273,500 for the prior fiscal year. The Company sponsored two academic university clinical studies that began in fiscal 2007. The results of the studies are anticipated to be published in fiscal 2009.

          For the fiscal year ended January 31, 2008, the Company had operating income of $934,000 as compared to an operating income of $634,200 for the fiscal year ended January 31, 2007.

          Interest income for the fiscal year ended January 31, 2008 increased to $416,000 in comparison to $273,800 for the year ended January 31, 2007. This increase is due mainly to the higher average cash and investments balance during the year and cash generated from operations. Interest expense was $2,862,600 for the fiscal year ended January 31, 2007 and was primarily due to the non-cash amortization of debt discount for the fiscal year ended January 31, 2007. There was no interest expense for the year ended January 31, 2008.

          The Company recorded a tax provision of $480,900 for the year ended January 31, 2008. For tax purposes, certain expenses for stock based compensation are not deductible. In fiscal year ended January 31, 2007, the Company recorded a tax benefit in the amount of $1,692,600 as the Company reduced the valuation allowance to zero on its deferred tax assets because of their expected realizability based on the Company’s both current and projected taxable income at that time.

          The Company net income for the fiscal year ended January 31, 2008 of $869,100 or $0.06 per share, compared to a net loss for the fiscal year ended January 31, 2007 of $294,300 or $0.03 per share.

Liquidity and Capital Resources

          At January 31, 2008, the Company had cash and cash equivalents and short-term investments of $9,544,800 as compared to $8,103,300 at January 31, 2007. At January 31, 2008, approximately 98% of accounts receivable were less than 30 days past due. Cash provided by operations during the fiscal year ended January 31, 2008 was $1,972,800 as compared to $1,626,400 in the comparable prior fiscal year.

          The Company’s future capital requirements will depend on many factors including: costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing or acquiring new products, the costs of expanding its operations, and its ability to continue to generate positive cash flow from its sales.

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

Critical Accounting Policies:

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company’s estimate is based on a review of the current status of these accounts and historical trends. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts may in the future change should historical trends of current account status require.

Share Based Compensation - Effective February 1, 2006, the Company implemented SFAS No.123(R), “Share-Based Payment,” using the modified prospective transition method. Under this transition method, the compensation expense recognized for the year ended January 31, 2007 includes: 1) compensation expense for all stock-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 for the portion vesting in the year ended January 31, 2007; and 2) all stock-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). Stock-based compensation expense is generally recognized ratably over the requisite service period.

Deferred Tax Valuation Allowance - Deferred taxes arise due to temporary differences in the bases of assets and liabilities and from net operating losses and credit carry forwards. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s statement of operations become deductible expenses under applicable income tax laws or loss or credit carry forwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Recent Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. FAS 157 is effective for the first fiscal year beginning after November 15, 2007, which is the Company’s fiscal year beginning February 1, 2008. We are currently evaluating the effect, if any, of adoption on our financial statements but it is not expected to be significant.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective as of the beginning of the entity’s fiscal year that begins after November 15, 2007, which will be our fiscal year beginning February 1, 2008. We are currently evaluating the impact of adopting FAS 159 on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning February 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning February 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 160 on our financial position, results of operations and cash flows.

In December 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.” EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning February 1, 2009. We are in the process of evaluating the impact, if any, of adopting EITF 07 -1 on our financial statements.

Item 7:	FINANCIAL STATEMENTS

          See the Company’s Financial Statements, including the related notes thereto, beginning on page F-1.

Item 8:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

Item 8A:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Medical Nutrition USA, Inc. in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Medical Nutrition USA, Inc. in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

          Medical Nutrition USA, Inc.’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

          Medical Nutrition USA, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 31, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2008.

          This annual report does not include an attestation report of Amper, Politziner & Mattia, P.C., Medical Nutrition USA, Inc.’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Amper, Politziner & Mattia, P.C. pursuant to temporary rules of the SEC that permit Medical Nutrition USA, Inc. to provide only management’s report in this annual report.

Limitations on the Effectiveness of Controls.

          Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their design and monitoring costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B.	OTHER INFORMATION

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Information regarding the Company’s directors and officers is set forth in “Proposal 1 - Election of Directors” under the caption “Biographical Information Regarding Directors” in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders to be held June 4, 2008. Such information is incorporated herein by reference. Information regarding compliance by the Company’s directors and executive officers and owners of more than ten percent of common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Item 10.	EXECUTIVE COMPENSATION

          Information regarding the compensation of the Company’s executive officers and directors is set forth in “Proposal 1 - Election of Directors” under the caption “Director Compensation” and under the caption “Summary of Cash and Certain Other Compensation” in the proxy statement. Such information is incorporated herein by reference.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Information regarding ownership of the Company’s common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement. Such information is incorporated herein by reference.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          None.

Item 13.	EXHIBITS

          See the Exhibit Index at the end of this report.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information regarding the Company’s principal accountant fees and services is set forth under the caption “Audit Fees” in the proxy statement. Such information is incorporated herein by reference.

SIGNATURES

          In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2008	MEDICAL NUTRITION USA, INC.

By: /s/ FRANCIS A. NEWMAN

Francis A. Newman, Chief Executive Officer

          In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCIS A. NEWMAN	Chairman, Chief Executive Officer	April 28, 2008
and Director (Principal Executive Officer)
Francis A. Newman

/s/ ALAN LEVY	Chief Financial Officer	April 28, 2008
(Principal Accounting and Financial Officer)
Alan Levy

/s/ BERNARD KORMAN	Director	April 28, 2008

Bernard Korman

/s/ ANDREW HOROWITZ	Director	April 28, 2008

Andrew Horowitz

/s/ MARK H. ROSENBERG	Director	April 28, 2008

Mark H. Rosenberg

MEDICAL NUTRITION USA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Medical Nutrition USA, Inc.

We have audited the accompanying balance sheets of Medical Nutrition USA, Inc. as of January 31, 2008 and 2007, and the related statements of operations, cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Medical Nutrition USA, Inc. as of January 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, effective February 1, 2006, the Company adopted the provisions of Financial Accounting Standard No. 123R (new 2004) “Stock Based Compensation”. As discussed in Note 10 to the financial statements, effective February 1, 2007, the Company adopted the provisions of Financial Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of Statement of Financial Accounting Standards No. 109.

/s/ AMPER, POLITZINER & MATTIA, P.C.

April 28, 2008
Hackensack, New Jersey

MEDICAL NUTRITION USA, INC.

BALANCE SHEETS

	January 31,

	2008	2007

ASSETS

Current Assets:
Cash and cash equivalents	$5,208,000	$8,103,300
Short-term investments	4,336,800	—
Accounts receivable, net of allowance of $45,000 and $44,200, respectively	1,054,500	1,050,300
Inventories	401,800	496,200
Deferred income taxes	877,700	250,500
Prepaid income taxes	232,000	—
Other current assets	179,800	57,800

Total current assets	12,290,600	9,958,100

Fixed assets, net of accumulated depreciation and amortization of $248,500 and $189,200, respectively	199,000	162,700

Other assets:
Deferred income taxes	480,000	1,442,100
Security deposits	15,300	15,300
Investment in Organics Corporation of America	125,000	125,000
Intangible assets, net of amortization	252,700	240,700

	$13,362,600	$11,943,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$364,800	$653,200
Accrued expenses	466,000	276,600
Accrued rebates	61,700	94,000

Total current liabilities	892,500	1,023,800

Stockholders’ Equity:
Preferred stock $0.001 par value, 5,000,000 shares authorized; no shares outstanding at January 31, 2008 and 2007	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,045,483 and 14,050,145 issued, respectively	14,000	14,000
Additional paid-in-capital	24,687,900	23,884,400
Accumulated deficit	(12,005,800)	(12,874,900)

	12,696,100	11,023,500
Less: treasury stock, at cost; 52,562 and 22,851 shares, respectively	(226,000)	(103,400)

Total stockholders’ equity	12,470,100	10,920,100

	$13,362,600	$11,943,900

See notes to the financial statements.

MEDICAL NUTRITION USA, INC.

STATEMENTS OF OPERATIONS

	Years Ended January 31,

	2008	2007

Sales	$12,800,600	$10,531,300
Cost of sales	5,994,900	5,007,000

Gross profit	6,805,700	5,524,300

Selling, general and administrative expenses	5,763,700	4,616,600

Research and development	108,000	273,500

Operating income	934,000	634,200

Other income (expense):
Interest income	416,000	273,800
Interest expense including debt discount amortization	—	(2,862,600)

Total other income (expense)	416,000	(2,588,800)

Income (loss) before income tax provision (benefit)	1,350,000	(1,954,600)

Income tax provision (benefit)	480,900	(1,660,300)

Net income (loss)	$869,100	$(294,300)

Earnings (loss) per common share:

Basic	$0.06	$(0.03)

Diluted	$0.06	$(0.03)

Weighted average common shares outstanding

Basic	14,128,601	10,800,383

Diluted	15,553,755	10,800,383

See notes to the financial statements.

MEDICAL NUTRITION USA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended January 31,

	2008	2007

Operating Activities:
Net income (loss)	$869,100	$(294,300)
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization expense	101,900	71,300
Provision for losses on accounts receivable	800	14,600
Deferred income taxes	334,900	(1,692,600)
Interest expense paid with common stock	—	93,300
Interest expense from debt discount amortization	—	2,769,300
Stock based compensation	1,062,000	690,400
Changes in operating assets and liabilities
Accounts receivable	(5,000)	(353,400)
Inventories	94,400	(224,500)
Prepaid income taxes	(232,000)	—
Other current assets	(122,000)	14,600
Accounts payable	(288,400)	425,200
Accrued expenses	189,400	70,800
Accrued rebates	(32,300)	41,700

Net cash provided by operating activities	1,972,800	1,626,400

Investing Activities:
Acquisition of fixed assets	(95,600)	(111,500)
Website development costs	(1,700)	(12,200)
Trademark costs	(13,300)	(4,500)
Capitalized patent costs	(39,600)	(3,400)
Purchase of treasury bill	(4,336,800)	(2,994,700)
Redemption of treasury bill	—	2,994,700

Net cash (used in) investing activities	(4,487,000)	(131,600)

Financing Activities:
Proceeds from exercise of warrants, net of expenses of $93,800	—	4,096,000
Proceeds from exercise of options	203,200	254,700
Income tax benefit from exercise of stock options	133,700	—
Stock repurchase plan	(595,400)	—
Purchase of treasury stock	(122,600)	(103,400)

Net cash (used for) provided by financing activities	(381,100)	4,247,300

Net (decrease) increase in cash	(2,895,300)	5,742,100
Cash and cash equivalents - beginning of year	8,103,300	2,361,200

Cash and cash equivalents - end of year	$5,208,000	$8,103,300

Supplemental information:
Taxes paid during the period	$258,800	$32,308

Conversion of debt to common stock - face amount $3,052,500 with accrued interest of $726,500 related to the year ended January 31, 2007.

See notes to the financial statements.

MEDICAL NUTRITION USA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JANUARY 31, 2008 AND 2007

	Common Stock					Total Stockholders’ Equity
			Additional Paid-in-capital	Accumulated Deficit	Treasury Stock
	Shares	Amount

Balance at January 31, 2006	3,015,781	$3,000	$14,835,700	$(12,580,600)	$(10,400)	$2,247,700

Exercise of options	376,803	300	254,400	—	—	254,700

Exercise of warrants, net of expenses of $93,800	5,607,599	5,600	4,340,400	—	—	4,346,000

Conversion of convertible notes and accrued interest to common stock	5,038,574	5,100	3,773,900	—	—	3,779,000

Stock based compensation	12,300	—	690,400	—	—	690,400

Purchase of treasury stock	(23,763)	—	—	—	(103,400)	(103,400)

Retirement of treasury stock	—	—	(10,400)	—	10,400	—

Net (loss)	—	—	—	(294,300)	—	(294,300)

Balance at January 31, 2007	14,027,294	$14,000	$23,884,400	$(12,874,900)	$(103,400)	$10,920,100

Exercise of options	125,266	200	203,000	—	—	203,200

Stock based compensation	56,955	—	1,062,000	—	—	1,062,000

Income tax benefit from exercise of stock options	—	—	133,700	—	—	133,700

Stock repurchase plan	(186,000)	(200)	(595,200)	—	—	(595,400)
						—
Purchase of treasury stock	(30,594)	—	—	—	(122,600)	(122,600)
						—
Net income	—	—	—	869,100	—	869,100

Balance at January 31, 2008	13,992,921	$14,000	$24,687,900	$(12,005,800)	$(226,000)	$12,470,100

See notes to the financial statements

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Note 1. Organization and Business:

          Medical Nutrition USA, Inc. (a Delaware Corporation)(Medical Nutrition or the Company) is primarily engaged in the development and distribution of nutritional and health products. The Company develops nutritional supplements for sale to physicians, dispensing medical clinics, nursing homes and network marketing companies. The Company’s products are sold under its own brands and/or under private labels domestically in the United States.

Note 2. Significant Accounting Policies:

Concentration of credit risk - The Company maintains its cash and cash equivalents in several bank accounts at two high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At January 31, 2008, the Company had approximately $5.0 million in excess of FDIC insured limits.

The other financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable.

Cash and Cash Equivalents - The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at January 31, 2008 and 2007.

Short-term investments – The Company’s investments consist of U.S. Government backed securities and corporate commercial paper. The Company’s short-term investment policy requires investments to be rated AAA with a maturity of six months or less.

The Company accounts for short-term investments as held to maturity investments pursuant to the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Under this Statement, securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and are carried at cost.

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company’s estimate is based on a review of the current status of these accounts and historical trends. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts may in the future change should historical trends of current account status require.

Inventories - Inventories, which consist primarily of purchased finished foods, are stated at the lower of cost or market, using the “first-in, first-out” (FIFO) cost method.

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

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Note 2. Significant Accounting Policies (continued):

Intangible Assets – Patent application costs relate to the Company’s U.S. patent applications and consist primarily of legal fees, the underlying clinical studies and other direct fees. The recoverability of the patent application costs is dependent upon, among other factors, the success of the underlying clinical studies used to support the patent. The Company is amortizing the costs over the shorter of their useful lives or seventeen years. Other deferred costs are being amortized on a straight line basis over a five year period. Trademarks costs are stated at cost and are amortized over 17 years. Website Costs are stated at cost and are amortized over 5 years.

Research and Development - The Company utilizes independent third parties to design and test certain products and to conduct clinical trials and studies on its products. These expenditures are accounted for as research and development costs and are expensed as incurred.

Income Taxes – The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Fair Value of Financial Instruments -The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to their fair value due to the short-term nature of these instruments.

Revenue Recognition – Revenue is recognized when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectibility is reasonably assured. Revenue from product sales is recognized upon shipment of products to customers.

Share Based Compensation - Effective February 1, 2006, the Company implemented SFAS No.123(R), “Share-Based Payment,” using the modified prospective transition method. Under this transition method, the compensation expense recognized for the year ended January 31, 2007 includes: 1) compensation expense for all stock-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 for the portion vesting in the year ended January 31, 2007; and 2) all stock-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). Stock-based compensation expense is generally recognized ratably over the requisite service period.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Note 2. Significant Accounting Policies (continued):

Earnings Per Share – The financial statement are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share”. Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.

Diluted earnings per common share utilizes the treasury stock method for calculating the dilutive effect of employee stock options, and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. In accordance with SFAS 128, diluted earnings per share are not presented in periods during which the Company incurred a loss from operations. For the year ended January 31, 2007, the potentially dilutive common stock equivalents, consisting of stock options, which were excluded from the net (loss) per share calculations due to their anti-dilutive effect amounted to was 1,618,200. For the year ended January 31, 2008, the potentially dilutive common stock equivalents, consisting of stock options, which were excluded from the net income per share calculations due to their anti-dilutive effect amounted to was 60,563.

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares of restricted stock. A reconciliation of the numerators and denominators of basic and diluted per share computations follows:

	Year ended January 31,
	2008	2007

Numerator:
Net income (loss)	$869,100	($294,300)
Denominator:
Weighted average common shares (Basic)	14,128,601	10,800,383
Dilutive effect of outstanding options and nonvested shares of restricted stock	1,425,154	—

Weighted average common shares including assumed conversions (Diluted)	15,553,755	10,800,383

Basic net income (loss) per share	$0.06	$(0.03)

Diluted net income (loss) per share	$0.06	$(0.03)

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Note 2. Significant Accounting Policies (continued):

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. FAS 157 is effective for the first fiscal year beginning after November 15, 2007, which is the Company’s fiscal year beginning February 1, 2008. We are currently evaluating the effect, if any, of adoption on our financial statements but it is not expected to be significant.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective as of the beginning of the entity’s fiscal year that begins after November 15, 2007, which will be our fiscal year beginning February 1, 2008. The adoption of FAS 159 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning February 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning February 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 160 on our financial position, results of operations and cash flows.

In December 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.” EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning February 1, 2009. We are in the process of evaluating the impact, if any, of adopting EITF 07-1 on our financial statements.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Note 3. Fixed Assets:

          Fixed assets consisted of the following at January 31, 2008 and 2007, respectively:

	January 31,

	2008	2007

Furniture, fixtures and equipment	$397,100	$304,800
Leasehold improvements	50,400	47,100

	447,500	351,900
Less: Accumulated depreciation and amortization	248,500	189,200

	$199,000	$162,700

Depreciation and amortization expense was $59,300 and $31,900 for the fiscal years ended January 31, 2008 and 2007, respectively.

Note 4. Intangible Assets:

           Intangible assets consisted of the following at January 31, 2008 and 2007, respectively:

	January 31,

	2008	2007

Patent application costs	$260,000	$220,400
Trademarks	62,000	48,700

Website development costs	20,200	18,500

	342,200	287,600

Less: Accumulated amortization	89,500	46,900

	$252,700	$240,700

Intangible amortization expense was $42,600 and $39,400 for the fiscal years ended January 31, 2008 and 2007, respectively.

The future estimated amortization charges are as follows:

Years Ended January 31,

2009	$55,400
2010	55,400
2011	55,400
2012	52,200
2013	3,700
Thereafter	30,600

$252,700

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Note 5. Investment in Organics Corporation of America:

          On July 31, 2003, the Company entered into an agreement with Organics Corporation of America (“Organics”) to purchase 5% of their issued and outstanding capital stock for aggregate consideration of $125,000. In turn Organics agreed to purchase 166,666 shares of the Company’s common stock at a purchase price of $0.75 per share for aggregate consideration of $125,000. In addition, Organics agreed to assist the Company to (a) continue to develop and improve products of the Company that have been developed or were in the process of being developed and improved as of July 31, 2003; (b) design, develop, implement, and provide merchantable and marketable products; and (c) maintain the confidentiality of all proprietary product technology (see Note 11 - “Commitments and Contingencies”). The Company is carrying this investment at cost. For the years ended January 31, 2008 and 2007, purchases made from Organics totaled $4,837,500 and $4,609,300, respectively. As of January 31, 2008 and 2007, the Company owed Organics $246,100 and $590,000, respectively. Such amounts are included in the accounts payable of the accompanying Balance Sheets.

Note 6. Notes Payable:

2003 8% Convertible Promissory Notes

          From April 29, 2003 to August 31, 2003, the Company borrowed $3,127,500 from various individuals and issued the 2003 Notes. Each of the 2003 Notes evidencing the loans was substantially the same, other than the principal amount thereof. The 2003 Notes were for a term of three years. The 2003 Notes, including accrued and unpaid interest, if any, were convertible at any time prior to maturity at the option of the note-holder into shares of the Company’s common stock at a conversion price of $0.75 per share. On August 5, 2004, $37,500 of the 2003 Notes and accrued interest of $3,000 was converted into 54,066 shares of common stock. On November 18, 2004, $37,500 of the 2003 Notes and accrued interest of $3,900 was converted into 55,140 shares of common stock. For the year ended January 31, 2007, $3,052,500 of the 2003 Notes and accrued interest of $726,500 was converted into 5,038,574 shares of common stock. At January 31, 2008 and 2007, respectively, there were no 2003 Notes outstanding. The total interest expense, including amortization of beneficial conversion features and warrant expense for the years ended January 31, 2008 and 2007, were $0 and $2,525,600, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Note 6. Notes Payable (continued):

          The Company recorded $2,769,300 in non-cash charges to interest expense for the year ended January 31, 2007. There were no notes payable during the fiscal year ended January 31, 2008.

Note 7. Major Customers and Major Vendor:

Major Customers

          For the fiscal year ended January 31, 2008, two customers accounted for approximately 32% of total revenues, representing $4,040,700 of sales as compared to 29% or $3,103,300 of sales in the prior year for the same customers.

          As of January 31, 2008, these customers had an open accounts receivable balance of $377,300 which represented 36% of the Company’s total accounts receivable.

Major Vendor

          During the years ended January 31, 2008 and 2007, the Company purchased $4,837,500 and $4,609,300, respectively, of finished goods from Organics Corporation of America (“Organics”), an approximate 1% shareholder of the Company, under a supply agreement. As of January 31, 2008, the Company had an accounts payable balance with Organics of $246,100. The Company owns approximately 5% of the outstanding stock of Organics.

Note 8. Lease Commitments:

          The Company leases an office and warehouse facility in New Jersey under a lease, which expires in December 2009. Total rental expense for the year ended January 31, 2008 and 2007 was approximately $95,700 and $136,900, respectively.

The future minimum lease payments are as follows:

Years Ended January 31,

2009	$85,000
2010	80,100

$165,100

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Note 8. Lease Commitments (continued):

          The Company leases vehicles and equipment under various operating leases expiring through 2011. During the years ended January 31, 2008 and 2007, the total payments under such leases were $16,500 and $7,800, respectively.

                    The future minimum lease payments are as follows:

Years Ended January 31,

2009	$14,200
2010	11,600
2011	6,100

$31,900

Note 9. Stockholders’ Equity:

MNI Stock Repurchase Plan

          In December 2007, the Company’s Board of Directors approved the Medical Nutrition USA, Inc. Stock Repurchase Plan (the “Plan”). The Plan allows for the purchase of up to 500,000 shares of Company stock on the open market and from employees. The Plan allows for a maximum weekly market purchase of 25,000 shares with no more than 50,000 shares in any calendar month. Private transactions with employees can not exceed 50% of the total shares to be purchased with no one individual employee exceeding 25% of the total. For the year ended January 31, 2008, the Company has purchased 184,000 shares from officers of the Company and 2,000 shares on the open market. These purchased shares are being considered as unissued shares available for issuance. There are 314,000 shares available for purchase under the Plan as of January 31, 2008. Through April 17, 2008, the Company had purchased 184,000 shares from officers of the Company and 141,100 shares on the open market, 174,900 shares remain available for purchase under the Plan.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Note 9. Stockholders’ Equity (continued):

2000 Long-Term Incentive Stock Plan

          On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the “2000 Plan”). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR’s) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At January 31, 2008, 39,000 stock option grants were outstanding under the 2000 Plan.

2003 Omnibus Equity Incentive Plan

          Effective as of April 22, 2003, the Board of Directors (the “Board”) board adopted the 2003 Omnibus Equity Incentive Plan (the 2003 Plan). The purpose of the 2003 Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and (c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The 2003 Plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) or stock appreciation rights.

          Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock, increased by 250,000 additional shares of common stock as of January 1, 2004. At the 2004 Annual Meeting, the 2003 Plan was amended to provide that as of January 31 of each year, commencing with January 31, 2005, the aggregate number of Common Shares reserved for issuance under the 2003 Plan would automatically increase in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At January 31, 2008, 2,307,881 options were issued and outstanding under the 2003 Plan.

          On June 7, 2006, the Board approved amendments to the Company’s 2003 Plan to increase the number of shares of common stock subject to the automatic non-qualified stock option granted to each outside director on the date they first join the Board pursuant to the Plan to 15,000 common shares, to increase the number of shares of common stock subject to the automatic non-qualified stock option granted annually to continuing outside directors pursuant to the Plan to 15,000 common shares, and to increase the number of shares of common stock subject to the automatic non-qualified stock option granted annually to each chairman of a Board committee pursuant to the Plan to 5,000 common shares. The Board also approved the restatement of the Plan to effect these changes. On July 6, 2006 the Company executed the Amended and Restated 2003 Omnibus Equity Incentive Plan, which includes the revisions set forth above (the “Amended and Restated 2003 Plan”). No other provision of the Plan was changed.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Note 9. Stockholders’ Equity (continued):

Stock Options

          During the year ended January 31, 2008, the Company granted options to purchase 42,500 shares of its common stock with a three year vesting schedule at exercise prices ranging from $4.40 to $5.96 per share to 5 employees as consideration for their efforts. One member of the Medical Advisory Board was issued an annual award of options to purchase 5,000 shares each of the Company’s common stock which are immediately exercisable at an exercise price of $4.45 per share. Three of our Outside Directors received annual option grants as per our Amended and Restated 2003 Omnibus Equity Incentive Plan of 20,000 shares each for serving on our Board of Directors and for being Chairman of a Board committee. These Director options become fully exercisable in one year from their grant date at an exercise price of $4.45. All of these grants were priced at the fair market value of the common stock on the date of grant.

          The following table summarizes the outstanding and exercisable options at January 31, 2008 (contractual life in years):

	Options Outstanding				Options Exercisable

Range of prices	Number	Weighted average remaining life	Weighted average exercise price	Average intrinsic value	Number	Weighted average exercise price	Average intrinsic value

$0.50-$3.00	2,442,997	6	$2.10		2,271,162	$2.52
$3.01-$5.96	357,484	9	4.14		150,547	3.83

$0.50-$5.96	2,800,481	8	$2.36	$1.03	2,421,709	$2.78	$0.61

          For the year ended January 31, 2008 and 2007, the Company recognized share -based compensation cost of $1,062,000 and $690,400, respectively. These costs are included in selling, general and administrative expense.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Note 9. Stockholders’ Equity (continued):

          A summary of option transactions for the two years ended January 31, 2008, follows:

	Options	Weighted Average exercise price	Options Exercisable	Weighted Average exercise price

Outstanding at January 31, 2006	3,255,500	$1.97

Granted	265,200	4.07
Exercised	(376,803)	0.68
Expired or Surrendered	(259,200)	2.72

Outstanding at January 31, 2007	2,884,697	2.26

Granted	107,500	4.83
Exercised	(125,266)	1.62
Expired or Surrendered	(66,450)	3.67

Outstanding at January 31, 2008	2,800,481	$2.36	2,421,709	$2.78

          The future expense related to unvested stock options will be as follows:

Years Ended January 31,

2009	$523,600
2010	122,400
2011	22,800

$668,800

          SFAS No. 123(R) requires the benefits of tax deductions in excess of those recognized in conjunction with compensation expense, to be reported as a financing cash flow, rather than as an operating cash flow. This requirement has the effect of reducing net operating cash flows and increasing net financing cash flows in periods in and after adoption.

          Cash received from options exercised under all share-based payment arrangements for the years ended January 31, 2008 was $203,200.

          The income tax benefits derived from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options in excess of any amounts previously classified as a deferred tax asset, when realized, are credited to additional paid -in capital. The tax benefit realized on the tax deductions from option exercises under stock-based compensation arrangements was approximately $133,700 and is recorded as additional paid in capital.

          For the years ended January 31, 2008 and 2007, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. For the years ended January 31, 2008 and 2007, respectively, the expected volatility was based on both historical volatility and implied volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Note 9. Stockholders’ Equity (continued):

          The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted in the years ended January 31, 2008 and 2007:

	Year Ended January 31, 2008	Year Ended January 31, 2007

Expected term until exercised, years	6	6
Expected stock price volatility, average	77%	30%
Risk-free interest rate	4%	5%
Expected Dividend yield	0	0
Weighted-average fair value per option	$3.05	$2.26

Restricted Stock Awards

          During the years ended January 31, 2008 and 2007, the Company granted restricted stock awards totaling 142,500 and 282,000 shares of its common stock with a three year vesting schedule to 9 and 23 employees, respectively, as consideration for their services. The shares become vested yearly based upon continued employment. The shares have been valued at $4.40 and $4.15 per share, respectively, which was the fair market value at the date of the approval of the grant. The Company is amortizing the expense over the vesting period.

          The following table summarizes the status of Restricted stock as of January 31, 2008, and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 31, 2006	0
Granted	282,000	$4.15

Nonvested at January 31, 2007	282,000	4.15
Granted	142,500	4.40
Vested	(86,667)	4.15
Forfeited	(12,000)	4.15

Nonvested at January 31, 2008	325,833	$4.26

          The future expense related to unvested restricted stock awards will be as follows:

Years Ended January 31,

2009	$618,500
2010	553,000
2011	195,500

$1,367,000

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Note 10. Income Taxes:

          The components of the provision for income taxes consist of the following:

	Year Ended January 31, 2008	Year Ended January 31, 2007

Current - Federal	$0	$0
Current - State	12,300	32,300
Deferred - Federal	386,900	(1,551,900)
Deferred - State	81,700	(140,700)

Income tax expense (benefit)	$480,900	($1,660,300)

          Income tax expense was calculated using the statutory tax rate. The difference between the effective tax rate and the statutory tax rate is mainly due to nondeductible stock based compensation expense.

	Year Ended January 31, 2008	Year Ended January 31, 2007

Statutory Federal income tax rate	34.0%	-34.0%
State taxes, net of Federal benefit	3.5%	1.6%
Other	-1.9%	—
Change in deferred tax assets valuation allowance	0.0%	-52.5%

Effective income tax rate	35.6%	-84.9%

          Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. The Company utilizes the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Note 10. Income Taxes (continued):

          The Company’s deferred taxes are comprised of the following:

	Year Ended January 31, 2008	Year Ended January 31, 2007

Current Deferred Taxes
Provision for losses on accounts receivable	$5,800	—
Net operating losses	871,900	250,500

Total Current Deferred	877,700	250,500

NonCurrent Deferred Taxes
Depreciable assets	(46,500)	—
Amortizable assets	18,600	—
Stock based compensation	286,600	—
Net operating losses	221,300	1,442,100

	480,000	1,442,100

Total Deferred Taxes	$1,357,700	$1,692,600

          The Company has Federal income tax loss carryforwards as of January 31, 2008 of approximately $3,091,700. The Federal Net Operating Loss (“NOL”) carryforwards expire beginning in 2020 and will be fully expired during 2025. Prior to the fiscal year ended January 31, 2007, the Company had provided a valuation allowance for the full amount of its deferred tax assets because of the substantial uncertainties associated with the Company’s ability to realize a deferred tax benefit due to its financial condition. However, based on the Company’s current and projected taxable income at that time, the deferred tax benefit of $1,692,600 was recorded in the financial statements for the fiscal year ended January 31, 2007, as a result the valuation allowance was reduced to zero.

          The Company has various state NOL’s of approximately $702,000 which expire at various times throughout 2012.

          Effective February 1, 2007, the Company adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the financial statements.

          The tax years 2003-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Note 11. Commitments and Contingencies:

Government Regulations

          The Company’s nutritional and health products are produced by third parties in various plants under applicable government regulations. The Company depends upon its vendors to comply with such regulations. Failure by such vendors to comply with the applicable regulations could result in fines and/or seizure of the food products. Presently, the Company is not a party to any such lawsuits.

Product Development and Supply Agreement

          On July 31, 2003, the Company entered into a ten-year product development and supply agreement with Organics Corporation of America (“Organics”). Organics has agreed to assist the Company to continue to develop and improve products that have been developed or are in the process of being developed and improved; design, develop, implement, and provide merchantable and marketable products; and maintain the confidentiality of all proprietary product technology. The Company currently uses Organics as its primary manufacturer of its products. Under the agreement, in consideration for Organics performance, the Company shall make payment to them for all invoices submitted for products and services performed, at costs to which both parties have agreed upon and that Organics has the opportunity to manufacturer other products for the Company in the future. In connection with this transaction, the Company and Organics purchased shares of each other’s common stock. (See Note 5 – “Investment in Organics Corporation of America”).

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

Bonus Plan

          On June 7, 2005, the Company approved a bonus plan for officers based on a formula which takes into account sales and EBITDA, with annual targets to be set at the level of the annual operating plan approved by the Board of Directors. The plan allows for payment up to 100% of the officers base salary. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the years ended January 31, 2008 and 2007, the Company expensed $147,800 and $34,100 in bonuses based on this plan, respectively.

401(k) Plan

          In March 2007, the Company established a 401(k) retirement plan (“plan”) for all eligible employees. In January 2008, the Company amended the plan to include a maximum Company contribution of 4 percent of base salary for the first 5 percent of elected base salary deferrals. Employees are eligible to contribute the maximum as allowed by law. For the year ended January 31, 2008, the 401(k) expense was $5,700 and is included in selling, general and administrative expenses.

Exhibit Index

Exhibit	Description

3.1	Certificate of Incorporation of Medical Nutrition USA, Inc., dated March 23, 2003 (1)

3.2	Bylaws of Medical Nutrition USA, Inc., as adopted March 7, 2003 (2)

4.1	Form of convertible 8% Notes dated July 31, 2003 between Medical Nutrition USA, Inc. and certain investors (3)

4.2	Form of Convertible Promissory Note dated December 5, 2003 between Medical Nutrition USA, Inc. and certain investors (4)

4.3	Form of Class A Warrant Agreement and related Warrant Certificate*

4.4	Form of Class B Warrant Agreement and related Warrant Certificate*

4.5	Warrant to Purchase Shares of Common Stock dated as of April 1, 2003 between Medical Nutrition USA, Inc. (f/k/a Gender Sciences, Inc.) and Kirlin Securities, Inc.*

4.6	Common Stock Purchase Warrant dated as of April 22, 2003 between Medical Nutrition USA, Inc. and Unity Venture Capital Associates, Ltd.*

10.1	2000 Long term Incentive Plan (5) #

10.2	2003 Omnibus Equity Incentive Plan (6) #

10.3	Employment Agreement dated March 1, 2003 by and between Medical Nutrition USA, Inc. and Francis A. Newman (7) #

10.4	Form of Subscription Agreement dated July 31, 2003 between Medical Nutrition USA, Inc. and Organics Corporation of America (8)

10.5	Form of Subscription Agreement dated July 31, 2003 between Organics Corporation of America and Medical Nutrition USA, Inc. (9)

10.6	Office Lease dated October 4, 1984 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and Van Brunt Associates, L.P. (10)

10.7	First Amendment to Office Lease dated October 24, 1994 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and Van Brunt Associates, LP (11)

10.8	Lease Extension Letter Agreement dated November 17, 1999 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and First Industrial Realty
Trust, Inc. (12)

10.9	Second Amendment to Office Lease dated September 9, 2004 by and between Medical Nutrition USA, Inc. and The Realty Associates Fund VI, L.P. (13)

10.10	Executive Bonus Program effective January 1, 2005 (14) #

21.1	Subsidiaries of Medical Nutrition USA, Inc. (15)

23.1	Consent of Amper, Politziner & Mattia, P.C., Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. **

* Previously filed.

** Filed herewith.

# Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 2003.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 2003

(5)	Incorporated by reference from the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders to be held October 19, 2000.

(6)	Incorporated by reference from the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders to be held June 8, 2004.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

(11)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 2005.

(15)	Incorporated by reference from the Company’s annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.