Form 10-Q
period 2008-04-30
MEDICAL NUTRITION USA INC
filed 2008-06-16
CIK 722617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-18349

MEDICAL NUTRITION USA, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	11-3686984

(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

10 WEST FOREST AVENUE, ENGLEWOOD, NEW JERSEY 07631

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(201) 569-1188

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE

(FORMER NAME, IF CHANGED SINCE LAST REPORT)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐.

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 13,904,636 shares of common stock as of June 10, 2008

MEDICAL NUTRITION USA, INC.

FORM 10Q - INDEX

Part I. Financial Information

MEDICAL NUTRITION USA, INC.

CONDENSED BALANCE SHEETS

	April 30,	January 31,

	2008	2008

	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$6,162,100	$5,208,000
Short term investments	3,153,600	4,336,800
Accounts receivable, net of allowance of $53,800 and $45,000, respectively	1,260,600	1,054,500
Inventories	404,400	401,800
Deferred income taxes	881,300	877,700
Prepaid income taxes	12,200	232,000
Other current assets	154,000	179,800

Total current assets	12,028,200	12,290,600

Fixed Assets, net of accumulated depreciation and amortization of $268,400 and $248,500, respectively	260,200	199,000

Other Assets:
Deferred income taxes	536,300	480,000
Security deposits	15,300	15,300
Investment in Organics Corporation of America	125,000	125,000
Intangible assets, net of amortization	274,100	252,700

	$13,239,100	$13,362,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$467,500	$364,800
Accrued expenses	649,400	466,000
Accrued rebates	58,600	61,700

Total current liabilities	1,175,500	892,500

Stockholders’ Equity:
Preferred stock $0.001 par value, 5,000,000 shares authorized; no shares outstanding at April 30, 2008 and January 31, 2008	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized; 13,909,336 and 14,045,483 issued, respectively	13,900	14,000
Additional paid-in-capital	24,407,200	24,687,900
Accumulated deficit	(12,127,200)	(12,005,800)

	12,293,900	12,696,100
Less: treasury stock, at cost; 53,842 and 52,562 shares, respectively	(230,300)	(226,000)

Total stockholders’ equity	12,063,600	12,470,100

	$13,239,100	$13,362,600

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED APRIL 30,

	2008	2007

	(Unaudited)	(Unaudited)

Sales	$3,309,600	$2,831,200
Cost of sales	1,540,200	1,289,100

Gross profit	1,769,400	1,542,100

Selling, general and administrative expenses	1,937,400	1,408,400

Research and development	51,500	—

Operating (loss) income	(219,500)	133,700

Interest income	68,900	94,500

(Loss) income before income taxes	(150,600)	228,200

Income tax (benefit) expense	(29,200)	174,500

Net (loss) income	$(121,400)	$53,700

(Loss) earnings per common share:
Basic	($0.01)	$0.00

Diluted	($0.01)	$0.00

Weighted average common shares outstanding
Basic	13,974,529	14,059,179

Diluted	13,974,529	15,469,317

See notes to condensed financial statements

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED APRIL 30,

	2008	2007

	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss) income	$(121,400)	$53,700
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	34,800	23,100
Provision for losses on accounts receivable	8,900	(7,600)
Deferred income tax (benefit) expense	(59,900)	129,700
Stock based compensation	285,800	244,300
Changes in operating assets and liabilities
Accounts receivable	(215,100)	204,800
Inventories	(2,600)	(117,500)
Prepaid income taxes	219,800	—
Other current assets	25,800	(37,200)
Accounts payable	102,700	(95,800)
Accrued expenses	183,400	51,600
Accrued rebates	(3,100)	(20,100)

Net cash provided by operating activities	459,100	429,000

Investing Activities:
Acquisition of fixed assets	(81,100)	(14,500)
Increase in trademark costs	(9,300)	(4,400)
Capitalized patent costs	(27,000)	(1,100)
Redemption of treasury bills	1,183,200	—
Purchase of treasury bills and commercial paper	—	(4,147,000)

Net cash provided by (used in) investing activities	1,065,800	(4,167,000)

Financing Activities:
Income tax benefit from exercise of stock options	29,500	—
Stock repurchase plan	(625,300)	—
Purchase of treasury stock	(4,300)	—
Proceeds from exercise of stock options	29,300	9,000

Net cash (used in) provided by financing activities	(570,800)	9,000

Net increase (decrease) in cash	954,100	(3,729,000)
Cash - beginning of period	5,208,000	8,103,300

Cash - end of period	$6,162,100	$4,374,300

Supplemental information:
Taxes paid during the period	$2,856	$23,650

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED APRIL 30‚ 2008

	Common Stock				Treasury Stock
			Additional Paid-in capital	Accumulated Deficit			Total Equity
	Shares	Amount			Shares	Amount

Balance at January 31, 2008	13,992,921	$14,000	$24,687,900	$(12,005,800)	(52,562)	$(226,000)	$12,470,100

Exercise of options	43,100	—	29,300	—		—	29,300

Stock based compensation	2,053	—	285,800	—		—	285,800

Income tax benefit from exercise of stock option	—	—	29,500	—		—	29,500

Stock repurchase plan	(181,300)	(100)	(625,300)	—		—	(625,400)

Purchase of treasury stock	(1,280)	—	—	—	(1,280)	$(4,300)	(4,300)

Net loss	—	—	—	(121,400)		—	(121,400)

Balance at April 30, 2008	13,855,494	$13,900	$24,407,200	$(12,127,200)	$(53,842)	$(230,300)	$12,063,600

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2008

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

          The accompanying financial statements of Medical Nutrition USA, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending April 30, 2008 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 31, 2009. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form-10KSB for the fiscal year ended January 31, 2008.

Note 2. Significant Accounting Policies:

Concentration of credit risk - The Company maintains its cash and cash equivalents in several bank accounts at two high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At April 30, 2008, the Company had approximately $6.0 million in excess of FDIC insured limits.

The other financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable.

Cash and cash equivalents - The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts.

Short-term investments – The Company’s investments consist of U.S. Government backed securities and corporate commercial paper. The Company’s short-term investment policy requires investments to be rated AAA with a maturity of six months or less.

The Company accounts for short-term investments as held to maturity investments pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Under this Statement, securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and are carried at cost.

Accounts receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company’s estimate is based on a review of the current status of these accounts and historical trends. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts may change in the future should historical trends or current account status require.

MEDICAL NUTRITION USA, INC.
NOTES TO CONSDENSED FINANCIAL STATEMENTS
APRIL 30, 2008

Note 2. Significant Accounting Policies (continued):

Inventories - Inventories, which consist primarily of purchased finished foods, are stated at the lower of cost or market, using the “first-in, first-out” (FIFO) cost method.

Fixed assets - Furniture, fixtures and equipment, and leasehold improvements are stated at cost and depreciated and amortized over their estimated useful lives, which range from 3 to 7 years. Leasehold improvements are amortized over the lesser of their useful lives or lease terms. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes. Expenditures for repairs and maintenance, which do not extend the useful life of the property, are expensed as incurred.

Intangible assets – Patent application costs relate to the Company’s U.S. patent applications and consist primarily of legal fees, the underlying clinical studies and other direct fees. The recoverability of the patent application costs is dependent upon, among other factors, the success of the underlying clinical studies used to support the patent. The Company is amortizing the costs over the shorter of their useful lives or seventeen years. Other deferred costs are being amortized on a straight line basis over a five year period.Trademarks costs are stated at cost and are amortized over 17 years. Website Costs are stated at cost and are amortized over 5 years.

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

Share based compensation - Effective February 1, 2006, the Company implemented SFAS No.123(R), “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123(R) requires that costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. Stock-based compensation expense is generally recognized ratably over the requisite service period. Total share-based compensation expense recorded as selling, general and administrative expenses in the condensed statements of operations for the three months ended April 30, 2008 and 2007 was $285,800 and $244,300, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2008

Note 2. Significant Accounting Policies (continued):

Earnings per share – The financial statement are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share”. Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.

Diluted earnings per common share utilizes the treasury stock method for calculating the dilutive effect of employee stock options, and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. In accordance with SFAS 128, diluted earnings per share are not presented in periods during which the Company incurred a loss from operations. For the three months ended April 30, 2008 and 2007, the potentially dilutive common stock equivalents, consisting of stock options, which were excluded from the net income per share calculations due to their anti-dilutive effect amounted to was 929,877 and 27,600, respectively.

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares of restricted stock. A reconciliation of the numerators and denominators of basic and diluted per share computations follows:

	Three months ended April 30,
	2008	2007

Numerator:
Net (loss) income	($121,400)	$53,700
Denominator:
Weighted average common shares (Basic)	13,974,529	14,059,179
Dilutive effect of outstanding options and nonvested shares of restricted stock	0	1,410,138

Weighted average common shares including assumed conversions (Diluted)	13,974,529	15,469,317

Basic net (loss) income per share	($0.01)	$0.00
Diluted net (loss) income per share	($0.01)	$0.00

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2008

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

Use of estimates – In preparing financial statements in conformity with accounting principles generally accepted in the United State of America, management is required to make estimates and assumptions that affect the reported amounts of assets and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Recent Pronouncements - In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. FAS 157 is effective for the first fiscal year beginning after November 15, 2007, which is the Company’s fiscal year beginning February 1, 2008. The adoption of this pronouncement did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective as of the beginning of the entity’s fiscal year that begins after November 15, 2007, which will be our fiscal year beginning February 1, 2008. The adoption of this pronouncement did not have a material impact on our financial statements.

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

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2008

Note 2. Significant Accounting Policies (continued):

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

Note 3. Fixed Assets:

Fixed assets consisted of the following at April 30, 2008 and January 31, 2008, respectively:

	April 30,	January 31,

	2008	2008

Furniture, fixtures and equipment	$478,200	$397,100
Leasehold improvements	50,400	50,400

	528,600	447,500
Less: Accumulated depreciation and amortization	268,400	248,500

	$260,200	$199,000

Depreciation and amortization expense was $19,900 and $12,900 for the three months ended April 30, 2008 and 2007, respectively.

Note 4. Intangible Assets:

Intangible assets consisted of the following at April 30, 2008 and January 31, 2008, respectively:

	April 30,	January 31,

	2008	2008

Patent application and other deferred costs	$287,000	$260,000

Trademarks	71,300	62,000

Website development costs	20,200	20,200

	378,500	$342,200

Less accumulated amortization	104,400	89,500

	$274,100	$252,700

Intangible amortization expense was $14,900 and $10,200 for the three months ended April 30, 2008 and 2007, respectively. Other deferred costs are being amortized on a straight line basis over a five year period.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2008

Note 5. Major Customer and Major Vendor:

Major Customer

          For the three months ended April 30, 2008, two customers accounted for approximately 30% of total revenues, representing $990,600 of sales as compared to 29% or $813,100 of sales in the prior year three months for the same customers.

          As of April 30, 2008, these two customers had an open accounts receivable balance of $441,400 which represented 35% of the Company’s total accounts receivable.

Major Vendor

          During the three months ended April 30, 2008 and 2007, the Company acquired $1,134,300 and $1,249,400, respectively, of finished goods purchases from Organics Corporation of America (“Organics”), an approximate 1% shareholder of the Company, under a supply agreement. As of April 30, 2008, the Company had an accounts payable balance with Organics of $305,700. The Company owns approximately 5% of the outstanding stock of Organics.

Note 6. Stockholders’ Equity:

MNI Stock Repurchase Plan

          In December 2007, the Company’s Board of Directors approved the Medical Nutrition USA, Inc. Stock Repurchase Plan (the “Plan”). The Plan allows for the purchase of up to 500,000 shares of Company common stock on the open market and from employees. The Plan allows for a maximum weekly market purchase of 25,000 shares with no more than 50,000 shares in any calendar month. Private transactions with employees can not exceed 50% of the total shares to be purchased with no one individual employee exceeding 25% of the total. As of April 30, 2008, the Company had purchased 184,000 shares from officers of the Company and 183,300 shares on the open market. These purchased shares are being considered unissued shares available for issuance. As of April 30, 2008, the Plan was authorized to purchase up to 132,700 additional shares of common stock.

2000 Long-Term Incentive Stock Plan

          On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the “2000 Plan”). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR’s) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At April 30, 2008, 39,000 stock option grants were outstanding under the 2000 Plan.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2008

Note 6. Stockholders’ Equity (continued):

2003 Omnibus Equity Incentive Plan

          Effective as of April 22, 2003, the Board of Directors (the “Board”) adopted the 2003 Omnibus Equity Incentive Plan (the 2003 Plan). The purpose of the 2003 Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and (c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The 2003 Plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) or stock appreciation rights.

          Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock, increased by 250,000 additional shares of common stock as of January 1, 2004. At the 2004 Annual Meeting, the 2003 Plan was amended to provide that as of January 31 of each year, commencing with January 31, 2005, the aggregate number of Common Shares reserved for issuance under the 2003 Plan would automatically increase in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At April 30, 2008, 2,262,881 options were issued and outstanding under the 2003 Plan.

          On June 7, 2006, the Board approved amendments to the Company’s 2003 Plan to increase the number of shares of common stock subject to the automatic non-qualified stock option granted to each outside director on the date they first join the Board pursuant to the Plan to 15,000 common shares, to increase the number of shares of common stock subject to the automatic non-qualified stock option granted annually under the 2003 Plan to continuing outside directors to 15,000 common shares, and to increase the number of shares of common stock subject to the automatic non-qualified stock option granted annually under the 2003 Plan to each chairman of a Board committee to 5,000 common shares. The Board also approved the restatement of the 2003 Plan to effect these changes. On July 6, 2006 the Company executed the Amended and Restated 2003 Omnibus Equity Incentive Plan, which includes the revisions set forth above (the “Amended and Restated 2003 Plan”). No other provision of the 2003 Plan was changed.

A summary of option activity during the three months ended April 30, 2008 is presented below:

	Options	Weighted Average exercise price

Outstanding at January 31, 2008	2,800,481	$2.36

Granted	—	—
Exercised	(40,000)	$0.50
Expired or Surrendered	(5,000)	$3.98

Outstanding at April 30, 2008	2,755,481	$2.38

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2008

Note 6. Stockholders’ Equity (continued):

          SFAS No. 123(R) requires the benefits of tax deductions in excess of those recognized in conjunction with compensation expense, to be reported as a financing cash flow, rather than as an operating cash flow. This requirement has the effect of reducing net operating cash flows and increasing net financing cash flows in periods in and after adoption.

          The income tax benefits derived from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options in excess of any amounts previously classified as a deferred tax asset, when realized, are credited to additional paid-in capital. The tax benefit realized on the tax deductions from option exercises under stock-based compensation arrangements was approximately $29,500 and is recorded as additional paid in capital.

          For the quarters ended April 30, 2008 and 2007, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. For the quarters ended April 30, 2008 and 2007, respectively, the expected volatility was based on both historical volatility and implied volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends.

          The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted in the quarters ended April 30, 2008 and 2007:

	Three months ended
	April 30, 2008	April 30, 2007

Expected term until exercised, years	6	6
Expected stock price volatility, average	77%	30%
Risk-free interest rate	4%	5%
Expected dividend yield	0	0
Weighted-average fair value per option	$3.05	$2.27

Restricted Stock Awards

          The following table summarizes the status of Restricted stock as of April 30, 2008, and changes during the quarter then ended:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 31, 2008	325,833	$4.26

Granted	—	—
Vested	(3,333)	$4.15
Forfeited	—	—

Nonvested at April 30, 2008	322,500	$4.26

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2008

Note 7. Income Taxes:

          The components of the provision for income taxes consist of the following:

	Quarter Ended April 30, 2008	Quarter Ended April 30, 2007

Current - Federal	—	$19,400
Current - State	1,000	$25,400
Deferred - Federal	(27,300)	100,200
Deferred - State	(2,900)	29,500

Income tax (benefit) expense	$(29,200)	$174,500

          Income tax (benefit) expense was calculated using the statutory tax rate. The difference between the effective tax rate and the statutory tax rate is mainly due to nondeductible stock based compensation expense.

	Quarter Ended April 30, 2008	Quarter Ended April 30, 2007

Statutory Federal income tax rate	-34.0%	34.0%
State taxes, net of Federal benefit	-1.5%	11.1%
Permanent difference	13.6%	31.4%
Other	2.5%	—

Effective income tax rate	-19.4%	76.5%

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

          The Company has Federal income tax loss carryforwards as of April 30, 2008 of approximately $2,759,900. The Federal Net Operating Loss (“NOL”) carryforwards expire beginning in 2020 and will be fully expired during 2025. The Company has various state NOL’s of approximately $370,500 which expire at various times throughout 2012.

          Effective January 1, 2007, the Company adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the financial statements.

          The tax years 2003-2007 remain open to examination by the major taxing jurisdictions to which we are subject.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2008

Note 8. Commitments and Contingencies:

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

Bonus Plan

          On June 7, 2005, the Company approved a bonus plan for officers based on a formula which takes into account sales and EBITDA, with annual targets to be set at the level of the annual operating plan approved by the Board of Directors. The plan allows for payment up to 100% of the officers base salary. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the quarters ended April 30, 2008 and 2007, the Company expensed $105,455 and $68,400 in bonuses based on this plan, respectively.

Note 9. 401(k) Plan

          In March 2007, the Company established a 401(k) retirement plan (“plan”) for all eligible employees. In January 2008, the Company amended the plan to include a maximum Company contribution of 4 percent of base salary for the first 5 percent of elected base salary deferrals. Employees are eligible to contribute the maximum as allowed by law. For the quarters ended April 30, 2008 and 2007, the 401(k) expense was $19,300 and zero, respectively, and is included in selling, general and administrative expenses.

ITEM 2. Management’s Discussion and Analysis or Plan of Operations

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

          Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present the Company’s estimates and assumptions only as of the date of this report. Except for the Company’s ongoing obligation to disclose material information as required by the federal securities laws, the Company does not intend, and undertakes no obligation, to update any forward-looking statements.

          Although the Company believes that the expectations reflected in any of the forward-looking statements are reasonable, actual results could differ materially from those projected or assumed or any of the Company’s forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

          For a detailed description of factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in Part I, Item 1-Business, of the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2008.

Results of Operations

          The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report.

Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007

          Sales for the three months ended April 30, 2008 were $3,309,600 as compared with $2,831,200 for the three months ended April 30, 2007, an increase of 17%. This increase was primarily attributable to an increase in branded product sales to approximately $2,892,500 from $2,469,200 or 17%. During the quarter, the Company reduced the price of certain Pro-Stat® formulas by approximately 12% on a weighted average basis. This decrease was implemented to allow the Company to more aggressively increase its market share and to strengthen its competitive position. The Company sold 31% more units of branded product for the quarter ended April 30, 2008 than the same quarter in the prior fiscal year. Almost all of the Company’s branded product sales were from formulations of hydrolyzed collagen. Private label sales increased to approximately $417,100 from $362,000 for the comparable prior year period.

          Cost of sales for the three months ended April 30, 2008 was $1,540,200 or 46.5% of sales, as compared with $1,289,100 for the three months ended April 30, 2007, or 45.5% of sales. Gross profit percentage decreased to 53.5% from 54.5% for the three months ended April 30, 2008 compared to the three months ended April 30, 2007. This decrease in gross profit is due to the sales price decrease noted above, offset by reductions in product costs.

          Selling, general and administrative expenses for the three months ended April 30, 2008, increased by $529,000 to $1,937,400, from $1,408,400 for the three months ended April 30, 2007. This increase was primarily attributable to an increase in selling and marketing expenses of approximately $369,000 which is due to expanded sales efforts of the Company’s branded products which includes increased personnel costs and trade shows.

          For the three months ended April 30, 2008, the Company had an operating loss of $219,500 as compared to operating income of $133,700 for the three months ended April 30, 2007. The decrease in operating income is due to the reasons described above.

          Interest income was $68,900 for the three months ended April 30, 2008, compared to $94,500 in the prior fiscal quarter. The decrease is due to reduced interest rates and lower cash balances resulting from cash used by the Company in repurchasing its own common stock.

           The Company recorded a tax benefit of $29,200 for the quarter ended April 30, 2008 compared to a tax provision of $174,500 for the quarter ended April 30, 2007. For tax purposes, the Company’s income is calculated prior to certain GAAP charges for stock-based compensation, which are not tax deductible. The Company has a deferred tax asset of $1,417,600 and $1,563,000 as of April 30, 2008 and 2007, respectively, resulting from previous net operating losses, which will be applied against income taxes due.

          The Company’s net loss for the three months ended April 30, 2008 was $(121,400), or $(0.01) per share, compared to a net income for the three months ended April 30, 2007 of $53,700 or $0.00 per share. The decrease in income is due to the reasons described above.

Liquidity and Capital Resources

          At April 30, 2008, the Company had cash, cash equivalents and short term investments of $9,315,700 as compared to $9,544,800 at January 31, 2008. At April 30, 2008, approximately 98% of accounts receivable were less than 30 days past due. Cash provided by operations during the three months ended April 30, 2008 was $488,600 as compared to $429,000 in the comparable prior fiscal quarter.

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

Company Stock Repurchase Plan

          In December 2007, the Company’s Board of Directors approved the Medical Nutrition USA, Inc. Stock Repurchase Plan (the “Plan”). The Plan allows for the purchase of up to 500,000 shares of Company stock on the open market and from employees. The Plan allows for a maximum weekly market purchase of 25,000 shares with no more than 50,000 shares in any calendar month. Private transactions with employees can not exceed 50% of the total shares to be purchased with no one individual employee exceeding 25% of the total. The Plan commenced on January 15, 2008. For the quarter ended April 30, 2008, the Company has purchased 181,300 shares on the open market. These purchased shares are being considered as unissued shares available for issuance. There are 132,700 shares available for purchase under the Plan as of April 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

2/1/08-2/29/08	52,300	$3.48	52,300
3/1/08-3/31/08	58,600	$3.59	58,600
4/1/08-4/30/08	70,400	$3.32	70,400

Total	181,300	$3.45	181,300	132,700

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

          Cash, cash equivalents and short-term investments at April 30, 2008 totaled $9.3 million. These amounts are primarily invested in short-term federal debt mutual funds and AAA rated commercial paper. We believe that we have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates due mainly to the short-term nature of our investment portfolio.

ITEM 4T. Controls and Procedures

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

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

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