Form 10-Q
period 2008-07-31
MEDICAL NUTRITION USA INC
filed 2008-09-15
CIK 722617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JULY 31, 2008

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
Yes ☐   No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 13,847,936 shares of common stock as of September 10, 2008.

MEDICAL NUTRITION USA, INC.

FORM 10Q - INDEX

Part I. Financial Information

MEDICAL NUTRITION USA, INC.

CONDENSED BALANCE SHEETS

	July 31,	January 31,
	2008	2008

	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$4,748,000	$5,208,000
Short term investments	4,398,400	4,336,800
Accounts receivable, net of allowance of $45,700 and $45,000, respectively	1,062,400	1,054,500
Inventories	462,000	401,800
Deferred income taxes	369,700	877,700
Prepaid income taxes	12,300	232,000
Other current assets	226,800	179,800

Total current assets	11,279,600	12,290,600

Fixed Assets, net of accumulated depreciation and amortization of $291,200 and $248,500, respectively	257,100	199,000

Other Assets:
Deferred income taxes	1,109,700	480,000
Security deposits	15,300	15,300
Investment in Organics Corporation of America	125,000	125,000
Intangible assets, net of amortization	265,000	252,700

	$13,051,700	$13,362,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$486,900	$364,800
Accrued expenses	536,500	466,000
Accrued rebates	47,600	61,700

Total current liabilities	1,071,000	892,500

Stockholders’ Equity:
Preferred stock $0.001 par value, 5,000,000 shares authorized; no shares outstanding at July 31, 2008 and January 31, 2008	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized; 13,828,636 and 14,045,483 issued, respectively	13,800	14,000
Additional paid-in-capital	24,508,100	24,687,900
Accumulated deficit	(12,310,900)	(12,005,800)

	12,211,000	12,696,100
Less: treasury stock, at cost; 53,842 and 52,562 shares, respectively	(230,300)	(226,000)

Total stockholders’ equity	11,980,700	12,470,100

	$13,051,700	$13,362,600

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.
CONDENSED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED JULY 31,		THREE MONTHS ENDED JULY 31,

	2008	2007	2008	2007

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$6,636,500	$6,184,500	$3,326,900	$3,353,300
Cost of sales	3,103,100	2,852,000	1,562,900	1,562,900

Gross profit	3,533,400	3,332,500	1,764,000	1,790,400

Selling, general and administrative expenses	3,999,200	2,941,300	2,061,800	1,532,900

Research and development	51,500	91,400	—	91,400

Operating (loss) income	(517,300)	299,800	(297,800)	166,100

Interest income	121,800	199,300	52,900	104,800

(Loss) income before income taxes	(395,500)	499,100	(244,900)	270,900

Income tax (benefit) expense	(90,400)	284,900	(61,200)	110,400

Net (loss) income	$(305,100)	$214,200	$(183,700)	$160,500

(Loss) earnings per common share:
Basic	$(0.02)	$0.02	$(0.01)	$0.01

Diluted	$(0.02)	$0.01	$(0.01)	$0.01

Weighted average common shares outstanding
Basic	13,931,496	14,084,092	13,889,399	14,108,193

Diluted	13,931,496	15,616,442	13,889,399	15,764,791

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JULY 31,

	2008	2007

	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss) income	$(305,100)	$214,200
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	71,900	47,200
Provision for losses on accounts receivable	4,500	(2,000)
Deferred income tax (benefit) expense	(121,700)	254,300
Stock based compensation	575,500	491,100
Changes in operating assets and liabilities
Accounts receivable	(12,400)	53,200
Inventories	(60,200)	(29,200)
Prepaid income taxes	219,700	(220,000)
Other current assets	(47,000)	(129,300)
Accounts payable	122,100	(98,700)
Accrued expenses	70,500	151,000
Accrued rebates	(14,100)	(21,900)

Net cash provided by operating activities	503,700	709,900

Investing Activities:
Acquisition of fixed assets	(101,500)	(38,400)
Increase in trademark costs	(21,000)	—
Capitalized patent costs	(19,800)	(13,200)
Purchase of short term investments	(61,600)	(8,224,000)

Net cash (used in) investing activities	(203,900)	(8,275,600)

Financing Activities:
Income tax benefit from exercise of stock options	29,500	—
Stock repurchase plan	(814,300)	—
Purchase of treasury stock	(4,300)	—
Proceeds from exercise of stock options	29,300	175,700

Net cash (used in) provided by financing activities	(759,800)	175,700

Net (decrease) in cash	(460,000)	(7,390,000)
Cash - beginning of period	5,208,000	8,103,300

Cash - end of period	$4,748,000	$713,300

Supplemental information:
Taxes paid during the period	$3,939	$254,230

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JULY 31, 2008 (UNAUDITED)

	Common Stock				Treasury Stock		Total Stockholders’ Equity
			Additional Paid-in capital	Accumulated Deficit
	Shares	Amount			Shares	Amount

Balance at January 31, 2008	13,992,921	$14,000	$24,687,900	$(12,005,800)	(52,562)	$(226,000)	$12,470,100

Exercise of options	43,100	—	29,300	—	—	—	29,300

Stock based compensation	2,053	—	575,500	—	—	—	575,500

Income tax benefit from exercise of stock option	—	—	29,500	—	—	—	29,500

Stock repurchase plan	(262,000)	(200)	(814,100)	—	—	—	(814,300)

Purchase of treasury stock	(1,280)	—	—	—	(1,280)	(4,300)	(4,300)

Net loss	—	—	—	(305,100)	—	—	(305,100)

Balance at July 31, 2008	13,774,794	$13,800	$24,508,100	$(12,310,900)	$(53,842)	$(230,300)	$11,980,700

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008

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

          The accompanying financial statements of Medical Nutrition USA, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ending July 31, 2008 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 31, 2009 or any future period. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2008.

Note 2. Significant Accounting Policies:

Concentration of credit risk - The Company maintains its cash and cash equivalents in several bank accounts at two financial institutions. The balances at these financial institutions, at times, may exceed federally insured limits. At July 31, 2008, the Company had approximately $8.9 million in excess of FDIC insured limits.

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
JULY 31, 2008

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

Share-based compensation - Effective February 1, 2006, the Company implemented SFAS No.123(R), “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123(R) requires that costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. Stock-based compensation expense is generally recognized ratably over the requisite service period. Total share-based compensation expense recorded as selling, general and administrative expenses in the condensed statements of operations for the three months ended July 31, 2008 and 2007 was $289,700 and $246,800, respectively. Total share-based compensation for the six months ended July 31, 2008 and 2007 was $575,500 and $491,100, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008

Note 2. Significant Accounting Policies (continued):

Earnings per share – The Company’s financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share”. Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.

Diluted earnings per common share utilizes the treasury stock method for calculating the dilutive effect of employee stock options, and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. In accordance with SFAS 128, diluted earnings per share are not presented in periods during which the Company incurred a net loss. For the three months ended July 31, 2007, the potentially dilutive common stock equivalents, consisting of stock options, which were excluded from the net income per share calculations due to their anti-dilutive effect was 27,500. For the six months ended July 31, 2007, the potentially dilutive common stock equivalents, consisting of stock options, which were excluded from the net income per share calculations due to their anti-dilutive effect was 27,300.

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares of restricted stock. A reconciliation of the numerators and denominators of basic and diluted per share computations follows:

	Six months ended July 31,		Three months ended July 31,
	2008	2007	2008	2007

Numerator:
Net (loss) income	($305,100)	$214,200	($183,700)	$160,500
Denominator:
Weighted average common shares (Basic)	13,931,496	14,084,092	13,889,399	14,108,193
Dilutive effect of outstanding options and nonvested shares of restricted stock	—	1,532,350	—	1,656,598

Weighted average common shares including assumed conversions (Diluted)	13,931,496	15,616,442	13,889,399	15,764,791

Basic net (loss) income per share	$(0.02)	$0.02	$(0.01)	$0.01
Diluted net (loss) income per share	$(0.02)	$0.01	$(0.01)	$0.01

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008

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

Recent Pronouncements - In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. FAS 157 is effective for the first fiscal year beginning after November 15, 2007, which was the Company’s fiscal year beginning February 1, 2008. The adoption of this pronouncement did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective as of the beginning of the entity’s fiscal year that begins after November 15, 2007, which was our fiscal year beginning February 1, 2008. The adoption of this pronouncement did not have a material impact on our financial statements.

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
JULY 31, 2008

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

Note 3. Fixed Assets:

Fixed assets consisted of the following at July 31, 2008 and January 31, 2008, respectively:

	July 31,	January 31,
	2008	2008

Furniture, fixtures and equipment	$497,900	$397,100
Leasehold improvements	50,400	50,400

	548,300	447,500
Less: Accumulated depreciation and amortization	291,200	248,500

	$257,100	$199,000

Depreciation and amortization expense was $22,800 and $13,900 for the three months ended July 31, 2008 and 2007, respectively. Depreciation and amortization expense was $42,700 and $26,800 for the six months ended July 31, 2008 and 2007, respectively.

Note 4. Intangible Assets:

Intangible assets consisted of the following at July 31, 2008 and January 31, 2008, respectively:

	July 31,	January 31,
	2008	2008

Patent application and other deferred costs	$279,800	$260,000

Trademarks	83,000	62,000

Website development costs	20,900	20,200

	383,700	$342,200

Less accumulated amortization	118,700	89,500

	$265,000	$252,700

Intangible amortization expense was $14,300 and $10,200 for the three months ended July 31, 2008 and 2007, respectively. Intangible amortization expense was $29,200 and $20,400 for the six months ended July 31, 2008 and 2007, respectively. Other deferred costs are being amortized on a straight line basis over a five year period.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008

Note 5. Major Customer and Major Vendor:

Major Customer

          For the three months ended July 31, 2008, two customers accounted for approximately 27% of total revenues, representing $891,600 of sales as compared to 31% or $1,044,000 of sales in the prior year quarter for the same customers. For the six months ended July 31, 2008, two customers accounted for approximately 28% of total revenues, representing $1,882,200 of sales as compared to 30% or $1,857,000 of sales in the prior year six months for the same customers.

          As of July 31, 2008, these two customers had an aggregate open accounts receivable balance of $360,800 which represented 33% of the Company’s total accounts receivable.

Major Vendor

          During the three months ended July 31, 2008 and 2007, the Company acquired $1,199,300 and $1,300,900, respectively, of finished goods purchases from Organics Corporation of America (“Organics”), an approximate 1% shareholder of the Company, under a supply agreement. During the six months ended July 31, 2008, the Company acquired $2,333,600 and $2,550,300, respectively. As of July 31, 2008, the Company had an accounts payable balance with Organics of $347,100. The Company owns approximately 5% of the outstanding stock of Organics.

Note 6. Stockholders’ Equity:

MNI Stock Repurchase Plan

          In December 2007, the Company’s Board of Directors approved the Medical Nutrition USA, Inc. Stock Repurchase Plan (the “Plan”). The Plan allowed for the purchase of up to 500,000 shares of Company common stock on the open market and from employees through July 31, 2008. As of July 31, 2008, the Company had purchased 184,000 shares from employees of the Company and 264,000 shares on the open market. These purchased shares are deemed unissued shares available for issuance. The Plan expired on July 31, 2008.

2000 Long-Term Incentive Stock Plan

          On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the “2000 Plan”). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR’s) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At July 31, 2008, 39,000 stock option grants were outstanding under the 2000 Plan.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008

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

          Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock, increased by 250,000 additional shares of common stock as of January 1, 2004. At the 2004 Annual Meeting, the 2003 Plan was amended to provide that as of January 31 of each year, commencing with January 31, 2005, the aggregate number of Common Shares reserved for issuance under the 2003 Plan would automatically increase in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At July 31, 2008, 2,282,881 options were issued and outstanding under the 2003 Plan.

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

A summary of option activity during the three months ended July 31, 2008 is presented below:

		Weighted
		Average
	Options	exercise price

Outstanding at January 31, 2008	2,800,481	$2.36
Granted	20,000	$2.87
Exercised	(40,000)	$0.50
Expired or Surrendered	(5,000)	$3.98

Outstanding at July 31, 2008	2,775,481	$2.38

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008

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

          For the three and six months ended July 31, 2008 and 2007, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. For the three and six months ended July 31, 2008 and 2007, respectively, the expected volatility was based on both historical volatility and implied volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends.

          The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted in the quarter and six months ended July 31, 2008 and 2007:

	Three months ended		Six months ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007

Expected term until exercised, years	6	6	6	6
Expected stock price volatility, average	106%	30%	106%	30%
Risk-free interest rate	3.9%	5%	3.9%	5%
Expected dividend yield	0	0	0	0
Weighted-average fair value per option	$2.38	$2.27	$2.38	$2.27

Restricted Stock Awards

          The following table summarizes the status of restricted stock as of July 31, 2008, and changes during the six months then ended:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 31, 2008	325,833	$4.26
Granted	—	—
Vested	(3,333)	$4.15
Forfeited	—	—

Nonvested at July 31, 2008	322,500	$4.26

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2008

Note 7. Income Taxes:

          The components of the provision for income taxes consist of the following:

	Six Months Ended July 31, 2008	Six Months Ended July 31, 2007

Current - Federal	—	$169,800
Current - State	$1,900	49,000
Deferred - Federal	(85,100)	60,300
Deferred - State	(7,200)	5,800

Income tax (benefit) expense	($90,400)	$284,900

          Income tax (benefit) expense was calculated using the statutory tax rate. The difference between the effective tax rate and the statutory tax rate is mainly due to nondeductible stock based compensation expense.

	Six Months Ended July 31, 2008	Six Months Ended July 31, 2007

Statutory Federal income tax rate	-34.0%	34.0%
State taxes, net of Federal benefit	-2.5%	9.8%
Permanent difference	10.7%	20.2%
Other	3.0%	-6.9%

Effective income tax rate	-22.8%	57.1%

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

          The Company has Federal income tax loss carryforwards as of July 31, 2008 of approximately $3,280,800. The Federal Net Operating Loss (“NOL”) carryforwards expire beginning in 2020 and will be fully expired during 2025. The Company has various state NOL’s of approximately $830,400 which expire at various times throughout 2012.

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
JULY 31, 2008

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

Bonus Plan

          On June 7, 2005, the Company approved a bonus plan for officers based on a formula which takes into account sales and EBITDA, with annual targets to be set at the level of the annual operating plan approved by the Board of Directors. The plan allows for payment up to 100% of the officers base salary. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the three months ended July 31, 2008 and 2007, the Company expensed $90,000 and $79,800 in bonuses based on this plan, respectively. For the six months ended July 31, 2008 and 2007, the Company expensed $195,400 and $148,200 in bonuses based on this plan, respectively.

Note 9. 401(k) Plan

          In March 2007, the Company established a 401(k) retirement plan (“plan”) for all eligible employees. In January 2008, the Company amended the plan to include a maximum Company contribution of 4 percent of base salary for the first 5 percent of elected base salary deferrals. Employees are eligible to contribute the maximum as allowed by law. For the three months ended July 31, 2008 and 2007, the 401(k) expense was $22,700 and zero, respectively. For the six months ended July 31, 2008 and 2007, the 401(k) expense was $42,000 and zero, respectively. The 401(k) expense is included in selling, general and administrative expenses.

ITEM 2. Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

          This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Three Months Ended July 31, 2008 Compared to Three Months Ended July 31, 2007

          Sales for the three months ended July 31, 2008 were $3,326,900 as compared with $3,353,300 for the three months ended July 31, 2007, a decrease of 1%. This decrease was primarily attributable to a decrease in private label sales offset by an increase in branded sales. Branded product sales increased approximately 10% to $3,102,600 from $2,816,800. Effective March 1, 2008, the Company reduced the price of certain Pro-Stat® formulas by approximately 12% on a weighted average basis. This decrease was implemented to allow the Company to more aggressively increase its market share and to strengthen its competitive position. The Company sold 27% more units of branded product for the quarter ended July 31, 2008 than the same quarter in the prior fiscal year. Almost all of the Company’s branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased to approximately $224,300 from $536,500 for the comparable prior year period.

          Cost of sales for the three months ended July 31, 2008 was $1,562,500 as compared with $1,562,900 for the three months ended July 31, 2007, both at 47% of sales. Gross profit percentage was 53% for both periods. Gross profit was negatively impacted by the sales price decrease noted above, offset by reductions in product costs and the increased sales of higher margin branded products.

          Selling, general and administrative expenses for the three months ended July 31, 2008, increased by $528,900 to $2,061,800, from $1,532,900 for the three months ended July 31, 2007. This increase was primarily attributable to an increase in selling and marketing expenses of approximately $349,200 resulting from expanded sales efforts of the Company’s branded products which includes increased personnel costs and trade shows.

          For the three months ended July 31, 2008, the Company had an operating loss of $297,800 as compared to operating income of $166,100 for the three months ended July 31, 2007. The decrease in operating income is due to the reasons described above.

          Interest income was $52,900 for the three months ended July 31, 2008, compared to $104,800 in the prior fiscal quarter. The decrease is due to reduced interest rates and lower cash balances resulting from cash used by the Company in repurchasing its own common stock.

          The Company recorded a tax benefit of $61,200 for the quarter ended July 31, 2008 compared to a tax provision of $110,400 for the quarter ended July 31, 2007. For tax purposes, the Company’s income is calculated prior to certain GAAP charges for stock-based compensation, which is not tax deductible. The Company has a deferred tax asset of $1,479,400 and $1,357,700 as of July 31, 2008 and 2007, respectively, resulting from previous net operating losses, will be applied against income taxes due.

          The Company’s net loss for the three months ended July 31, 2008 was $183,700, or $(0.01) per share, compared to a net income for the three months ended July 31, 2007 of $160,500 or $0.01 per share. The decrease in income is due to the reasons described above.

Six Months Ended July 31, 2008 Compared to Six Months Ended July 31, 2007

          Sales for the six months ended July 31, 2008 were $6,636,500 as compared with $6,184,500 for the six months ended July 31, 2007, an increase of 7%. This increase was primarily attributable to an increase in branded product sales of approximately 13% to $5,995,100 from $5,286,000. Effective March 1, 2008, the Company reduced the price of certain Pro-Stat® formulas by approximately 12% on a weighted average basis. This decrease was implemented to allow the Company to more aggressively increase its market share and to strengthen its competitive position. The Company sold 29% more units of branded product for the six months ended July 31, 2008 than the same period in the prior fiscal year. Almost all of the Company’s branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased to approximately $641,500 from $898,500 for the comparable prior year period.

          Cost of sales for the six months ended July 31, 2008 was $3,103,100 or 47% of sales, as compared with $2,852,000 for the six months ended July 31, 2007, or 46% of sales. Gross profit percentage decreased to 53% from 54% for the six months ended July 31, 2008 compared to the six months ended July 31, 2007. Gross profit was negatively impacted by the sales price decrease noted above, offset by reductions in product costs and the increased sales of higher margin branded products.

          Selling, general and administrative expenses for the six months ended July 31, 2008, increased by $1,057,900 to $3,999,200, from $2,941,300 for the six months ended July 31, 2007. This increase was primarily attributable to an increase in selling and marketing expenses of approximately $706,000 resulting from expanded sales efforts of the Company’s branded products which includes increased personnel costs and trade show costs.

          For the six months ended July 31, 2008, the Company had an operating loss of $517,300 as compared to operating income of $299,800 for the six months ended July 31, 2007. The decrease in operating income is due to the reasons described above.

          Interest income was $121,800 for the six months ended July 31, 2008, compared to $199,300 in the prior period. The decrease is due to reduced interest rates and lower cash balances resulting from cash used by the Company in repurchasing its own common stock.

          The Company recorded a tax benefit of $90,400 for the six ended July 31, 2008 compared to a tax provision of $284,900 for the six months ended July 31, 2007. For tax purposes, the Company’s income is calculated prior to certain GAAP charges for stock-based compensation, which is not tax deductible.

          The Company’s net loss for the six months ended July 31, 2008 was $305,100, or $(0.02) per share, compared to a net income for the six months ended July 31, 2007 of $214,200 or $0.02 per share. The decrease in income is due to the reasons described above.

Liquidity and Capital Resources

          At July 31, 2008, the Company had cash, cash equivalents and short term investments of $9,146,400 as compared to $9,544,800 at January 31, 2008. At July 31, 2008, approximately 97% of accounts receivable were less than 30 days past due. Cash provided by operations during the six months ended July 31, 2008 was $503,700 as compared to $709,900 in the comparable prior fiscal period.

          The Company’s future capital requirements will depend on many factors including: costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing or acquiring new products, the costs of expanding its operations, and its ability to continue to generate positive cash flow from its sales.

          If the Company raises additional funds through the issuance of common stock or convertible securities, the percentage ownership of its then-current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of its common stock. If the Company raises additional funds through the issuance of additional debt securities, these new securities could have certain rights, preferences and privileges senior to those of the holders of its common stock, and the terms of these debt securities could impose restrictions on its operations.

Company Stock Repurchase Plan

          In December 2007, the Company’s Board of Directors approved the Medical Nutrition USA, Inc. Stock Repurchase Plan (the “Plan”). The Plan allows for the purchase of up to 500,000 shares of Company stock on the open market and from employees. The Plan commenced on January 15, 2008. For the three months ended July 31, 2008, the Company purchased 80,700 shares on the open market. As of July 31, 2008, the Company had purchased 184,000 shares from employees of the Company and 264,000 shares on the open market. These purchased shares deemed unissued shares available for issuance. The Plan expired on July 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

5/1/08-5/31/08	4,100	$3.08	4,100	—
6/1/08-6/30/08	2,100	$2.51	2,100	—
7/1/08-7/31/08	74,500	$2.30	74,500	—

Total	80,700	$2.34	80,700	0

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

          Cash, cash equivalents and short-term investments at July 31, 2008 totaled $9.146 million. These amounts are primarily invested in short-term federal debt mutual funds and AAA rated commercial paper. We believe that we have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates due mainly to the short-term nature of our investment portfolio.

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

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended July 31, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Information regarding repurchases of the Company’s common stock for the quarter covered by this report is included under the caption “Company Stock Repurchase Plan” at the end of Part I, Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated by reference into Part II of this report.

ITEM 4. Submission of Matters to a Vote of Security Holders

          At the annual meeting of the shareholders of the Company held on June 4, 2008 and as disclosed in the Proxy Statement related to such meeting, the following matter was submitted to a vote of the stockholders:

1.       A proposal to elect four directors to the Board of Directors of the Company (the “Board”).

          Of the 14,018,236 shares which were outstanding as of the record date and eligible to vote, 10,652,926 shares cast their votes in favor of Francis A. Newman, Andrew Horowitz, Bernard Korman and Mark Rosenberg.

	For	Against	Withhold	Abstentions	Broker Non-Votes

Francis A Newman	10,652,926	—	3,260	—	—
Andrew Horowitz	10,652,926	—	3,260	—	—
Bernard Korman	10,652,926	—	3,260	—	—
Mark Rosenberg	10,652,926	—	3,260	—	—

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32

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

MEDICAL NUTRITION USA, INC.

Dated: September 15, 2008	By:	/s/ ALAN LEVY

Alan Levy
Chief Financial Officer