Form 10-Q
period 2008-10-31
MEDICAL NUTRITION USA INC
filed 2008-12-15
CIK 722617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 2008

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

Yes ☐   No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 13,854,833 shares of common stock as of December 12, 2008.

MEDICAL NUTRITION USA, INC.

FORM 10Q - INDEX

Part I. Financial Information

MEDICAL NUTRITION USA, INC.

CONDENSED BALANCE SHEETS

	October 31,	January 31,

	2008	2008

	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$7,595,300	$5,208,000
Short term investments	2,000,000	4,336,800
Accounts receivable, net of allowance of $49,700 and $45,000, respectively	1,163,200	1,054,500
Inventories	520,600	401,800
Deferred income taxes	350,000	877,700
Prepaid income taxes	10,500	232,000
Other current assets	142,000	179,800

Total current assets	11,781,600	12,290,600

Fixed Assets, net of accumulated depreciation and amortization of $316,900 and $248,500, respectively	277,900	199,000

Other Assets:
Deferred income taxes	1,116,400	480,000
Security deposits	15,300	15,300
Investment in Organics Corporation of America	125,000	125,000
Intangible assets, net of amortization	270,300	252,700

	$13,586,500	$13,362,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$519,400	$364,800
Accrued expenses	767,000	466,000
Accrued rebates	49,900	61,700

Total current liabilities	1,336,300	892,500

Stockholders’ Equity:
Preferred stock $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding at October 31, 2008 and January 31, 2008	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized;13,854,833 and 14,045,483 issued, respectively	13,900	14,000
Additional paid-in-capital	24,828,400	24,687,900
Accumulated deficit	(12,361,800)	(12,005,800)

	12,480,500	12,696,100
Less: treasury stock, at cost; 53,842 and 52,562 shares, respectively	(230,300)	(226,000)

Total stockholders’ equity	12,250,200	12,470,100

	$13,586,500	$13,362,600

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.
CONDENSED STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED OCTOBER 31,		THREE MONTHS ENDED OCTOBER 31,

	2008	2007	2008	2007

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$10,063,200	$9,604,300	$3,426,700	$3,419,800
Cost of sales	4,717,800	4,476,600	1,614,700	1,624,600

Gross profit	5,345,400	5,127,700	1,812,000	1,795,200

Selling, general and administrative expenses	5,898,800	4,461,200	1,899,600	1,519,900

Research and development	51,500	108,000	—	16,600

Operating (loss) income	(604,900)	558,500	(87,600)	258,700

Interest income	184,900	310,400	63,100	111,100

(Loss) income before income taxes	(420,000)	868,900	(24,500)	369,800

Income tax (benefit) expense	(64,000)	434,700	26,400	149,800

Net (loss) income	$(356,000)	$434,200	$(50,900)	$220,000

(Loss) earnings per common share:
Basic	$(0.03)	$0.03	$(0.00)	$0.02

Diluted	$(0.03)	$0.03	$(0.00)	$0.01

Weighted average common shares outstanding
Basic	13,898,967	14,113,806	13,834,616	14,172,265

Diluted	13,898,967	15,591,788	13,834,616	15,541,512

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED OCTOBER 31,

	2008	2007

	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss) income	$(356,000)	$434,200
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	113,400	73,700
Provision for losses on accounts receivable	9,600	1,600
Deferred income tax (benefit) expense	(108,700)	417,400
Stock based compensation	871,600	777,600
Changes in operating assets and liabilities
Accounts receivable	(118,300)	(38,100)
Inventories	(118,800)	12,500
Prepaid income taxes	221,500	(243,000)
Other current assets	37,800	(225,300)
Accounts payable	154,600	(94,200)
Accrued expenses	301,000	213,800
Accrued rebates	(11,800)	(21,700)

Net cash provided by operating activities	995,900	1,308,500

Investing Activities:
Acquisition of fixed assets	(147,300)	(77,000)
Increase in trademark costs	(42,300)	—
Capitalized patent costs	(19,600)	(18,900)
Website development costs	(700)	—
Redemption of short term investments	2,336,800	—
Purchase of short term investments	—	(4,280,000)

Net cash provided by (used in) investing activities	2,126,900	(4,375,900)

Financing Activities:
Income tax benefit from exercise of stock options	40,800	—
Stock repurchase plan	(814,200)	—
Purchase of treasury stock	(4,300)	—
Proceeds from exercise of stock options	42,200	203,200

Net cash (used in) provided by financing activities	(735,500)	203,200

Net change in cash	2,387,300	(2,864,200)
Cash and cash equivalents- beginning of period	5,208,000	8,103,300

Cash and cash equivalents - end of period	$7,595,300	$5,239,100

Supplemental information:
Taxes paid during the period	$3,939	$258,800

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED OCTOBER 31, 2008 (UNAUDITED)

			Additional Paid-in capital				Total Stockholders’ Equity
	Common Stock			Accumulated Deficit	Treasury Stock

	Shares	Amount			Shares	Amount

Balance at January 31, 2008	13,992,921	$14,000	$24,687,900	$(12,005,800)	(52,562)	$(226,000)	$12,470,100

Exercise of options	69,297		42,200	—	—	—	42,200

Restricted stock	2,053						—

Stock based compensation	—	—	871,600	—	—	—	871,600

Income tax benefit from exercise of stock option	—	—	40,800	—	—	—	40,800

Stock repurchase plan	(262,000)	(100)	(814,100)	—	—	—	(814,200)

Purchase of treasury stock	(1,280)	—	—	—	(1,280)	(4,300)	(4,300)

Net loss	—	—		(356,000)	—	—	(356,000)

Balance at October 31, 2008	13,800,991	$13,900	$24,828,400	$(12,361,800)	$(53,842)	$(230,300)	$12,250,200

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2008

Note 1. Organization and Business:

          Medical Nutrition USA, Inc. (a Delaware Corporation) (Medical Nutrition or the Company) is primarily engaged in the development and distribution of nutritional and health products.

          The Company develops nutritional supplements for sale to physicians, dispensing medical clinics, nursing homes and network marketing companies. The Company’s products are sold under its own brands and/or under private labels domestically in the United States.

          The accompanying financial statements of Medical Nutrition USA, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ending October 31, 2008 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 31, 2009 or any future period. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2008.

Note 2. Significant Accounting Policies:

Concentration of credit risk - The Company maintains its cash and cash equivalents in several bank accounts at four financial institutions. The balances at these financial institutions, at times, may exceed federally insured limits. At October 31, 2008, the Company had approximately $9.1 million in excess of FDIC insured limits.

The other financial component, that principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable.

Cash and cash equivalents - The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts.

Short-term investments – The Company’s investments consist of U.S. Government backed securities, corporate commercial paper and certificates of deposit. The Company’s short-term investment policy requires investments to be rated AAA with a maturity of six months or less.

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
OCTOBER 31, 2008

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

Share-based compensation -The Company implemented SFAS No.123(R), “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123(R) requires that costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. Stock-based compensation expense is generally recognized ratably over the requisite service period. Total share-based compensation expense recorded as selling, general and administrative expenses in the condensed statements of operations for the three months ended October 31, 2008 and 2007 was $296,100 and $286,500, respectively. Total share-based compensation for the nine months ended October 31, 2008 and 2007 was $871,600 and $777,600, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2008

Note 2. Significant Accounting Policies (continued):

Earnings per share – The Company’s financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share”. Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.

Diluted earnings per common share utilizes the treasury stock method for calculating the dilutive effect of employee stock options, and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. In accordance with SFAS 128, diluted earnings per share are not presented in periods during which the Company incurred a net loss. For the three months ended October 31, 2007, the potentially dilutive common stock equivalents, consisting of stock options, which were excluded from the net income per share calculations due to their anti-dilutive effect was 0. For the nine months ended October 31, 2007, the potentially dilutive common stock equivalents, consisting of stock options, which were excluded from the net income per share calculations due to their anti-dilutive effect was 27,500. All potentially dilutive shares for the three and nine months ended October 31, 2008, consisting of options and restricted stock were anti-dilutive and excluded from the calculations due to the net loss.

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares of restricted stock. A reconciliation of the numerators and denominators of basic and diluted per share computations follows:

	October 31,		October 31,
	2008	2007	2008	2007

Numerator:
Net (loss) income	($356,000)	$434,200	($50,900)	$220,000
Denominator:
Weighted average common shares (Basic)	13,898,967	14,113,806	13,834,616	14,172,265

Dilutive effect of outstanding options and nonvested shares of restricted stock	—	1,477,982	—	1,369,247

Weighted average common shares including assumed conversions (Diluted)	13,898,967	15,591,788	13,834,616	15,541,512

Basic net (loss) income per share	$(0.03)	$0.03	$(0.00)	$0.02
Diluted net (loss) income per share	$(0.03)	$0.03	$(0.00)	$0.01

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2008

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
OCTOBER 31, 2008

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

Note 3. Fixed Assets:

Fixed assets consisted of the following at October 31, 2008 and January 31, 2008, respectively:

	October 31,	January 31,

	2008	2008

Furniture, fixtures and equipment	$544,400	$397,100
Leasehold improvements	50,400	50,400

	594,800	447,500

Less: Accumulated depreciation and amortization	316,900	248,500

	$277,900	$199,000

Depreciation and amortization expense was $25,700 and $16,000 for the three months ended October 31, 2008 and 2007, respectively. Depreciation and amortization expense was $68,400 and $42,800 for the nine months ended October 31, 2008 and 2007, respectively.

Note 4. Intangible Assets:

Intangible assets consisted of the following at October 31, 2008 and January 31, 2008, respectively:

	October 31,	January 31,

	2008	2008

Patent application and other deferred costs	$279,600	$260,000

Trademarks	104,300	62,000

Website development costs	20,900	20,200

	$404,800	$342,200

Less accumulated amortization	134,500	89,500

	$270,300	$252,700

Intangible amortization expense was $15,800 and $10,500 for the three months ended October 31, 2008 and 2007, respectively. Intangible amortization expense was $45,000 and $30,900 for the nine months ended October 31, 2008 and 2007, respectively. Other deferred costs are being amortized on a straight line basis over a five year period.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2008

Note 5. Major Customer and Major Vendor-Related Party:

Major Customer

           For the three months ended October 31, 2008, two customers accounted for approximately 27% of total revenues, representing $941,700 of sales as compared to 37% or $1,281,700 of sales in the prior year quarter for the same customers. For the nine months ended October 31, 2008, two customers accounted for approximately 28% of total revenues, representing $2,822,600 of sales as compared to 33% or $3,138,700 of sales in the prior year nine months for the same customers.

          As of October 31, 2008, these two customers had an aggregate open accounts receivable balance of $373,000 which represented 31% of the Company’s total accounts receivable.

Major Vendor-Related Party

          During the three months ended October 31, 2008 and 2007, the Company acquired $1,197,300 and $1,312,100, respectively, of finished goods purchases from Organics Corporation of America (“Organics”), an approximate 1% shareholder of the Company, under a supply agreement. During the nine months ended October 31, 2008, the Company purchased $3,530,900 and $3,862,400, respectively. As of October 31, 2008, the Company had an accounts payable balance with Organics of $319,000. The Company owns approximately 5% of the outstanding stock of Organics.

Note 6. Stockholders’ Equity:

MNI Stock Repurchase Plan

          In December 2007, the Company’s Board of Directors approved the Medical Nutrition USA, Inc. Stock Repurchase Plan (the “Plan”). The Plan allowed for the purchase of up to 500,000 shares of Company common stock on the open market and from employees through July 31, 2008. As of July 31, 2008, the Company had purchased 184,000 shares from employees of the Company and 264,000 shares on the open market. These repurchased shares are deemed authorized and unissued shares available for issuance. The Plan expired on July 31, 2008.

2000 Long-Term Incentive Stock Plan

          On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the “2000 Plan”). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR’s) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than five years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At October 31, 2008, 39,000 stock option grants were outstanding under the 2000 Plan.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2008

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

          Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock, increased by 250,000 additional shares of common stock as of January 1, 2004. At the 2004 Annual Meeting, the 2003 Plan was amended to provide that as of January 31 of each year, commencing with January 31, 2005, the aggregate number of Common Shares reserved for issuance under the 2003 Plan would automatically increase in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At October 31, 2008, 2,316,684 options were issued and outstanding under the 2003 Plan.

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

In addition to the options issued in connection with the plans described above, options exercisable for an additional 453,600 shares remained outstanding as of October 31, 2008, which were issued prior to January 31, 2003 and not pursuant to any formal plan.

A summary of option activity during the nine months ended October 31, 2008 is presented below:

	Options	Weighted Average exercise price

Outstanding at January 31, 2008	2,800,481	$2.36

Granted	83,100	$2.23
Exercised	(69,297)	$0.50
Expired or Surrendered	(5,000)	$3.98

Outstanding at October 31, 2008	2,809,284	$2.39

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2008

Note 6. Stockholders’ Equity (continued):

          SFAS No. 123(R) requires the benefits of tax deductions in excess of those recognized in conjunction with compensation expense, to be reported as a financing cash flow, rather than as an operating cash flow. This requirement has the effect of reducing net operating cash flows and increasing net financing cash flows.

          The income tax benefits derived from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options in excess of any amounts previously classified as a deferred tax asset, when realized, are credited to additional paid-in capital. The tax benefit realized on the tax deductions from option exercises under stock-based compensation arrangements was approximately $40,800 and is recorded as additional paid in capital. This was calculated utilizing the with and without method.

          For the three and nine months ended October 31, 2008 and 2007, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. For the three and nine months ended October 31, 2008 and 2007, respectively, the expected volatility was based on both historical volatility and implied volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends.

          The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted in the three and nine months ended October 31, 2008 and 2007:

	Three months ended		Nine months ended
	Oct. 31, 2008	Oct. 31, 2007	Oct. 31, 2008	Oct. 31, 2007

Expected term until exercised, years	6	6	6	6
Expected stock price volatility, average	66%	61%	66%	61%
Risk-free interest rate	3.5%	5%	3.5%	5%
Expected dividend yield	0	0	0	0
Weighted-average fair value per option	$1.24	$1.64	$1.24	$2.68

Restricted Stock Awards

          The following table summarizes the status of restricted stock as of October 31, 2008, and changes during the nine months then ended:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 31, 2008	325,833	$4.26
Granted	—	—
Vested	(3,333)	$4.15
Forfeited	—	—

Nonvested at October 31, 2008	322,500	$4.26

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2008

Note 7. Income Taxes:

          The components of the provision for income taxes consist of the following:

	Nine Months Ended October 31, 2008	Nine Months Ended October 31, 2007

Current - Federal	—	—
Current - State	$3,800	$17,300
Deferred - Federal	(70,800)	346,800
Deferred - State	3,000	70,600

Income tax (benefit) expense	($64,000)	$434,700

          Income tax (benefit) expense was calculated using the statutory tax rate. The difference between the effective tax rate and the statutory tax rate is mainly due to nondeductible stock based compensation expense.

	Nine Months Ended	Nine Months Ended
	October 31, 2008	October 31, 2007

Statutory Federal income tax rate	-34.0%	34.0%
State taxes, net of Federal benefit	0.8%	4.8%
Stock based compensation	15.0%	7.4%
Other	3.0%	3.8%

Effective income tax rate	-15.2%	50.0%

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

          The Company has Federal income tax loss carryforwards as of October 31, 2008 of approximately $2,958,800. The Federal Net Operating Loss (“NOL”) carryforwards expire beginning in 2020 and will be fully expired during 2025. The Company has various state NOL’s of approximately $508,400 which expire during 2012.

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

          The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2008

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

Bonus Plan

          On June 7, 2005, the Company approved a bonus plan for officers based on a formula which takes into account sales and EBITDA, with annual targets to be set at the level of the annual operating plan approved by the Board of Directors. The plan allows for payment up to 100% of the officers base salary. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the three months ended October 31, 2008 and 2007, the Company expensed $10,200 and $70,200 in bonuses based on this plan, respectively. For the nine months ended October 31, 2008 and 2007, the Company expensed $205,600 and $218,400 in bonuses based on this plan, respectively.

Note 9. 401(k) Plan

          In March 2007, the Company established a 401(k) retirement plan (“plan”) for all eligible employees. In January 2008, the Company amended the plan to include a maximum Company contribution of 4 percent of base salary for the first 5 percent of elected base salary deferrals. Employees are eligible to contribute the maximum as allowed by law. For the three months ended October 31, 2008 and 2007, the 401(k) expense was $21,400 and zero, respectively. For the nine months ended October 31, 2008 and 2007, the 401(k) expense was $63,400 and zero, respectively. The 401(k) expense is included in selling, general and administrative expenses.

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

Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007

          Sales for the three months ended October 31, 2008 were $3,426,700 as compared with $3,419,800 for the three months ended October 31, 2007, an increase of $6,900. The increase was primarily attributable to an increase in branded sales offset by a decrease in private label sales. Branded product sales increased approximately 11% to $3,048,000 from $2,746,600. Effective March 1, 2008, the Company reduced the price of certain Pro-Stat® formulas by approximately 12% on a weighted average basis. This decrease was implemented to allow the Company to more aggressively increase its market share and to strengthen its competitive position. The Company sold 26% more units of branded product for the quarter ended October 31, 2008 than the same quarter in the prior fiscal year. Almost all of the Company’s branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased 44% to approximately $378,700 from $673,200 for the comparable prior year period.

          Cost of sales for the three months ended October 31, 2008 was $1,614,700 as compared with $1,624,600 for the three months ended October 31, 2007, both at 47% of sales. Gross profit percentage was 53% for both periods due to the potentially negative impact by the sales price decrease noted above, being offset by reductions in product costs and the increased sales of higher margin branded products.

          Selling, general and administrative expenses for the three months ended October 31, 2008, increased by $379,700 to $1,899,600, from $1,519,900 for the three months ended October 31, 2007. This increase was primarily attributable to an increase in selling and marketing expenses of approximately $360,700 resulting from expanded sales efforts of the Company’s branded products which includes increased personnel costs and trade show costs.

          For the three months ended October 31, 2008, the Company had an operating loss of $ (87,600) as compared to operating income of $258,700 for the three months ended October 31, 2007. The decrease in operating income is due to the reasons described above.

          Interest income was $63,100 for the three months ended October 31, 2008, compared to $111,100 in the prior fiscal quarter. The decrease is due to reduced interest rates and lower cash balances resulting from cash used by the Company in repurchasing its own common stock under the stock repurchase plan described below.

          The Company recorded a tax provision of $26,400 for the quarter ended October 31, 2008 compared to a tax provision of $149,800 for the quarter ended October 31, 2007. For tax purposes, the Company’s income is calculated prior to certain GAAP charges for stock-based compensation, which is not tax deductible. The Company has a deferred tax asset of $1,466,400 and $1,257,200 as of October 31, 2008 and 2007, respectively, resulting from previous net operating losses, will be applied against income taxes due.

          The Company’s net loss for the three months ended October 31, 2008 was $(50,900), or $(0.00) per share, compared to a net income for the three months ended October 31, 2007 of $220,000 or $0.02 per share. The decrease in income is due to the reasons described above.

Nine Months Ended October 31, 2008 Compared to Nine Months Ended October 31, 2007

          Sales for the nine months ended October 31, 2008 were $10,063,200 as compared with $9,604,300 for the nine months ended October 31, 2007, an increase of 5%. This increase was primarily attributable to an increase in branded product sales of approximately 13% to $9,043,100 from $8,032,600. Effective March 1, 2008, the Company reduced the price of certain Pro-Stat® formulas by approximately 12% on a weighted average basis. This decrease was implemented to allow the Company to more aggressively increase its market share and to strengthen its competitive position. The Company sold 28% more units of branded product for the nine months ended October 31, 2008 than the same period in the prior fiscal year. Almost all of the Company’s branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased 35% to approximately $1,020,100 from $1,571,800 for the comparable prior year period.

          Cost of sales for the nine months ended October 31, 2008 was $4,717,800 as compared with $4,476,600 for the nine months ended October 31, 2007, both at 47% of sales. Gross profit percentage for the nine months ended October 31, 2008 and October 31, 2007 were 53% for both periods.

          Selling, general and administrative expenses for the nine months ended October 31, 2008, increased by 32% or $1,437,600 to $5,898,800, from $4,461,200 for the nine months ended October 31, 2007. This increase was primarily attributable to an increase in selling and marketing expenses of approximately $1,146,300 resulting from expanded sales efforts of the Company’s branded products which includes increased personnel costs and trade show costs. In addition, there were increased personnel costs of $238,000 in the administrative department due the increased headcount and salaries.

          For the nine months ended October 31, 2008, the Company had an operating loss of $ (604,900) as compared to operating income of $558,500 for the nine months ended October 31, 2007. The decrease in operating income is due to the reasons described above.

          Interest income was $184,900 for the nine months ended October 31, 2008, compared to $310,400 in the prior period. The decrease is due to reduced interest rates and lower cash balances resulting from cash used by the Company in repurchasing its own common stock under the stock repurchase plan described below.

          The Company recorded a tax benefit of $64,000 for the nine months ended October 31, 2008 at an effective rate of (15.2%) compared to a tax provision of $434,700 for the nine months ended October 31, 2007 at an effective rate of 50%. For tax purposes, the Company’s income is calculated prior to certain GAAP charges for stock-based compensation, which is non tax deductible.

          The Company’s net loss for the nine months ended October 31, 2008 was $(356,000), or $(0.03) per share, compared to a net income for the nine months ended October 31, 2007 of $434,200 or $0.03 per share. The decrease in income is due to the reasons described above.

Liquidity and Capital Resources

          At October 31, 2008, the Company had cash, cash equivalents and short term investments of $9,595,300 as compared to $9,544,800 at January 31, 2008. At October 31, 2008, approximately 97% of accounts receivable were less than 30 days past due. Cash provided by operations during the nine months ended October 31, 2008 was $995,900 as compared to $1,308,500 in the comparable prior fiscal period.

          The Company’s future capital requirements will depend on many factors including: costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing or acquiring new products, the costs of expanding its operations, and its ability to continue to generate positive cash flow from its sales.

          If the Company raises additional funds through the issuance of common stock or convertible securities, the percentage ownership of its then-current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of its common stock. If the Company raises additional funds through the issuance of additional debt securities, these new securities could have certain rights, preferences and privileges senior to those of the holders of its common stock, and the terms of these debt securities could impose restrictions on the Company’s operations.

Company Stock Repurchase Plan

          In December 2007, the Company’s Board of Directors approved the Medical Nutrition USA, Inc. Stock Repurchase Plan (the “Plan”). The Plan allowed for the purchase of up to 500,000 shares of Company stock on the open market and from employees. The Plan commenced on January 15, 2008. For the three months ended July 31, 2008, the Company purchased 80,700 shares on the open market. As of July 31, 2008, the Company had purchased 184,000 shares from employees of the Company and 264,000 shares on the open market. These repurchased shares are deemed authorized and unissued shares available for issuance. The Plan expired on July 31, 2008.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

          Cash, cash equivalents and short-term investments at October 31, 2008 totaled $9.6 million. These amounts are primarily invested in short-term federal debt mutual funds, AAA rated commercial paper and certificates of deposits. We believe that we have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates due mainly to the short-term nature of our investment portfolio.

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

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated the changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

1-A The effect of general economic conditions and the current financial crisis

Recent distress in the financial markets has resulted in declines in institutional spending, which can affect demand for the Company’s products. Healthcare institutions are exhibiting more stringent cost concerns and implementing aggressive cost reductions. If the national economy or credit markets in general were to deteriorate further, it is possible that such changes could put negative pressure on our customers, affecting our cash flows. There can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy.

While we do not anticipate that we will need additional financing or equity during the next fiscal year, tightening of the credit markets could make it more difficult for us to enter into agreements for new indebtedness or obtain funding through the issuance of our securities. The effects of these changes could also require us to make additional changes to our current plans and strategy.

In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major raw material suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver products or services. If we are unable to procure products and services when needed, or if we experience deterioration in demand for our products over an extended period of time, our sales and cash flows could be negatively impacted in future periods.

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

MEDICAL NUTRITION USA, INC.

Dated: December 15, 2008	By:	/s/ Frank J. Kimmerling

Frank J. Kimmerling
Chief Financial Officer