Form 10-K
period 2009-01-31
MEDICAL NUTRITION USA INC
filed 2009-04-24
CIK 722617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-33411

Medical Nutrition USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3686984

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

10 West Forest Avenue, Englewood, New Jersey	07631

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 569-1188

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act):
Yes ☐  No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of July 31, 2008 was approximately $30,837,858 (based on the average of the closing bid price and closing ask price for shares of the registrant’s common stock as reported on the NASDAQ Stock Market for the last trading date prior to that date).

As of April 24, 2009 there were 14,130,682 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders scheduled to be held June 3, 2009 are incorporated by reference in Part III hereof, which the registrant intends to file with the Securities and Exchange Commission no later that 120 days after the end of the fiscal year covered by this report.

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

Item 1.	BUSINESS

INTRODUCTION

          Medical Nutrition USA, Inc. (a Delaware Corporation) (the “Company”), incorporated in 2003, develops and distributes nutritional supplements for use in long-term care facilities, hospitals and dialysis clinics. Some of the Company’s products are also sold through health food stores under private label or licensing agreements. Unless the context otherwise requires, references to the Company in this report refer to Medical Nutrition USA, Inc.

INDUSTRY OVERVIEW

          Annual sales of nutrition products, including supplements, fortified foods and beverages and nutraceuticals in the United States were estimated to be approximately $100 billion. Annual sales of nutritional supplements to health care institutions, the industry segment in which the Company primarily competes, are estimated to be approximately $5.0 billion annually and growing at a rate of approximately 12% per year. The nutritional supplements industry is fragmented and highly competitive and includes vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived there from. With certain limited exceptions, the sale of nutritional supplements is not subject to FDA approval prior to sale. See “Government Regulation” below. Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). Under DSHEA, vendors of dietary supplements are able to educate consumers regarding the effects of certain component ingredients.

LONG-TERM CARE

          The long-term care market includes nursing home, convalescent and assisted-living facilities. There are approximately 17,000 nursing home facilities in the United States. The number of Americans aged 65 and over is projected to increase from 35 million to over 70 million by 2030. An important component of the Older Americans Act (the “OAA” enacted in 1965) includes programs and services to specifically address nutrition among older persons. Under the OAA, nursing home facilities are required to assure that each resident maintain “acceptable parameters of nutritional status, such as body weight and protein levels, unless the clinical condition demonstrates that this is not possible.” Within the nursing home resident population, protein energy malnutrition (PEM), a deficiency of protein and energy (calories), is a common condition resulting in loss of lean body mass, development of pressure ulcers, and impaired immune response and organ function. In observational studies, Pro-Stat®, the Company’s modular protein supplement has been shown to be effective nutritional support in the treatment of pressure ulcers, unintended weight loss and malnutrition. In March 2006, a randomized, controlled clinical trial was published in the peer-reviewed journal “Advances in Skin and Wound Care”, reporting a 96% greater improvement in pressure ulcer healing among nursing home residents receiving standard care plus Pro-Stat®, compared to a control group receiving standard care plus a placebo.

          Another common condition within the nursing home resident population is urinary tract infections. Urinary tract infections affect up to 50% of all nursing home residents at an estimated treatment cost of greater than $1 billion annually. In fiscal year 2009, the Company introduced its UTI-Stat™ product, a urinary tract cleansing formula containing Proantinox, designed to aid in the prevention of urinary tract infections and promote urinary tract health. The Company is cooperating in a study being conducted in conjunction with Columbia University Medical Center, on the role of UTI-Stat™ with Proantinox in preventing urinary tract infections; the results of which will be published in fiscal year 2010.

RENAL CARE

          There are more than 400,000 end stage renal disease patients undergoing dialysis treatments in the United States. Dialysis patients need to maintain high protein and calorie intake to avoid becoming malnourished. Dialysis causes a higher need for protein intake because some protein loss occurs with each treatment. Additionally, dialysis patients may suffer from poor appetite and are typically restricted in the volume of liquids they can consume. Pro-Stat® has been shown to have important benefits for dialysis patients: high protein to volume ratio; small serving size; enhanced absorption; ease of administration; and low sodium, potassium and phosphorous. The Company participated in a study in cooperation with Renal Care Group and Vanderbilt University to measure the efficacy of Pro-Stat® supplementation in improving and maintaining serum albumin levels among dialysis patients, which was completed in the fiscal year ended 2009. The results of this study are currently being reviewed and should be published in the second quarter of fiscal year 2010.

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

          During the past year, the Company has continued to implement its strategy to increase the proportion of its sales generated by its own branded products, primarily to nursing homes, nursing home distributors, and dialysis clinics. These products include primarily the Pro-Stat® line of enzyme-hydrolyzed liquid protein used to treat unintended weight loss, protein energy malnutrition and pressure ulcers, UTI-Stat™, a urinary tract cleansing complex used to reduce the incidence of urinary tract infection and promote urinary tract health., and Fiber-Stat® liquid soluble fiber with FOS used to maintain bowel regularity and probiotic intestinal health.

          The Company’s strategy includes increasing the number of nursing homes, long-term care facilities and dialysis clinics employing Pro-Stat®, UTI-Stat™ and Fiber-Stat® in therapies. The Company uses consultant dietitians to supplement its sales force also uses advertising and exhibitions at trade shows that focus on the long-term care and dialysis markets. As a result of this strategy, unit sales of the Company’s branded products increased over 29% for the fiscal year ended January 31, 2009 when compared to the prior fiscal year.

          For the fiscal year ended January 31, 2009, 76% of total sales were made to distributors who resell products to end users. Two distributors accounted for approximately 28% of total sales, as compared to 32% in the prior fiscal year. The Company has no contractual arrangements with these distributors, and if they were to discontinue purchasing from the Company, it could have a material impact on the Company’s sales unless end users were able to purchase the Company’s products from alternative distributors.

          As mentioned previously, in the past year, the Company introduced a new product UTI-Stat™ with Proantinox, which we expect to be a material contributor to revenues in the fiscal year ended 2010. Additionally, the Company has enhanced its ProStat Advanced Wound Care formula with the addition of Citrulline to help increase bloodflow and improve the effectiveness in treating pressure ulcers.

          The market for nutritional supplements is extremely competitive. There are many companies with substantially greater resources than the Company and with established brands presently being marketed, including Novartis Medical Nutrition and Abbott Laboratories The Company believes that the success of its strategy will depend upon the quality and effectiveness of its products; its ability to establish brand name recognition for its products; its ability to continue to develop new products, as well as the ability of its management and sales force to implement and execute its strategy.

          During the fiscal year ended January 31, 2009, the Company recorded expenses, not including salaries and wages, of $51,500 on research and development. For the fiscal year ended January 31, 2008, the Company incurred $108,000 in research and development costs.

MANUFACTURING

          The Company uses contracted third party manufacturers to produce its products. In August 2003, the Company entered into a cross-ownership agreement with Organics Corporation of America (“Organics”), its principal manufacturer, whereby mutual protections were established regarding intellectual property and pricing. Organics is responsible for receipt and storage of raw materials, production and packaging, and labeling of finished goods. Organics, a related party owns approximately 1% of the Company’s outstanding stock. At present, the Company is dependent upon Organics and another contract manufacturer for the production of all of its products. If the contract manufacturers were unwilling or unable to manufacture and deliver the Company’s products, the Company’s sales would be adversely impacted. The Company believes at the present time it will be able to obtain from its manufacturers the quantity of products it will need to meet orders.

COMPETITION

          The nutritional supplement industry is highly competitive. Many of the Company’s competitors are large, well-known companies, such as Novartis Medical Nutrition and Abbott Laboratories, that have considerably greater financial, sales, marketing and technical resources than the Company. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines the Company markets and distributes. In addition, competitors may elect to devote substantial resources to marketing their products to similar outlets and may choose to develop educational and information programs like those developed by the Company to support their marketing efforts. In May, 2008, Abbott Laboratories introduced its ProMod® liquid protein which is positioned similarly to the Company’s Pro-Stat® product. The Company’s business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

          Competition for the institutional nutritional supplement products the Company offers is significant. These products compete against a number of well-known brands of alternative or similar products with substantially greater market share than the Company’s products. As the Company’s sales have grown, competitors have attempted to introduce products that compete directly against the Company’s liquid protein supplement, such as Abbott Laboratories’ liquid ProMod®. The Company’s failure to adequately respond to the competitive challenges faced by the products it offers could have a material adverse effect on its business, financial condition and results of operations.

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

Patents

          In January 2008, the Company was issued a patent for “Method for Treating Wounds to Promote Healing.” This patent expires in 2023. In 1977, the Company was issued four patents for its collagen hydrolysate product. These are for (1) Method Of Providing High-Protein Nutrition By The Oral Administration Of A Predigested Protein Composition, (2) Method Of Composition For Preventing Nutritional Deficiency, (3) Method Of Treating Nutritional Deficiency During Cardiac Cachexia, Diabetes, Hypoglycemia, Gastro-enterology, Lipid, Cell Glycogen And Keratin Related Skin Conditions And Alcoholism, and (4) Method Of Treating Obesity By The Oral Administration Of A Predigested Protein Composition. In addition, a composition patent is pending for Prevention or Treatment of Urinary Tract Infection.

Trademarks

          The Company has been using the Pro-Stat® mark since August 2002, the Fiber-Stat® mark since August 2005 and the UTI-Stat™ mark since 2009. The Company intends to take the actions that it believes are necessary to protect its proprietary rights with respect to these marks, but it may not be able to do so on commercially reasonable terms, if at all.

GOVERNMENT REGULATION

          The formulation, manufacture and labeling of the Company’s products are subject to regulation by one or more federal agencies, including, principally, the Food and Drug Administration (“FDA”). These activities are also regulated by various agencies of the states and localities in which the Company’s products are sold.

          The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) was enacted in 1994. DSHEA amended the Federal Food, Drug, and Cosmetic Act and, in the judgment of the Company, is favorable to the dietary supplement industry. The legislation created a new statutory class of “dietary supplements.” This class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. A dietary supplement which contains a new dietary ingredient, one not on the market as of October 15, 1994, requires evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the FDA before it may be marketed. DSHEA also recognizes the need for the dissemination of information about the link between nutrition and health and provides that publications, which are not false and misleading and present a balanced view of available scientific information on a dietary supplement, may be used in connection with the sale of dietary supplements to consumers. Among other changes, DSHEA prevents the further regulation of dietary ingredients as “food additives” and allows the use of statements of nutritional support on product labels and in other labeling.

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

EMPLOYEES

          The Company has 36 full time and 2 part time employees as of April 24, 2009.

Item 1A.	RISK FACTORS

RISK FACTORS

The Company generates a significant amount of revenues from two customers.

          76% of the company’s sales are made to distributors who resell the products to end users, typically nursing homes and hospitals. For the fiscal years ended January 31, 2009 and 2008, two distributors accounted for approximately 28% and 32% of total revenues respectively. The Company does not have contracts with these distributors and, as a result, there is no assurance that these distributors will continue to order products from the Company or will continue to order the products in the same amount. The loss of these distibutors could have a material adverse effect upon the sales and operating results of the Company unless end users were able to buy the company’s products from alternative distributors.

The Company may encounter problems implementing its business strategy.

          The Company may encounter problems, delays and expenses in implementing its business strategy. These may include, but are not limited to, unanticipated problems and additional costs related to raw materials, marketing, competition, acquisitions and product development. These problems may be beyond the Company’s control, and in any event, could adversely affect the Company’s results of operations. See “Management’s Discussion and Analysis or Plan of Operation.”

The Company faces increasing competitive pressure.

          Competition for the institutional nutritional supplement products the Company offers is significant. These products compete against a number of well-known brands of alternative or similar products with substantially greater market share than the Company’s products. As the Company’s sales have grown, competitors have attempted to introduce products that compete directly against the Company’s liquid protein supplement, such as Abbott Laboratories’ liquid ProMod®, which was introduced in May 2008. The Company’s failure to adequately respond to the competitive challenges faced by the products it offers could have a material adverse effect on its business, financial condition and results of operations.

The Company’s manufacturing is subject to government regulations.

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

          The Company has announced in fiscal 2009 that it intends to begin selling certain of its products through retail stores. During fiscal 2009, the Company began developing strategic plans and initiated discussions with several retailers in preparation for the retail launch, but current economic conditions have delayed the launch until fiscal 2010. The Company has limited experience in the retail market. There are many existing products in the retail market that the Company will have to compete against. Most of the competition is from companies larger than us who have more financial resources to support their products with marketing, advertising and rebates. The Company will need to make initial expenditures in marketing and advertising to launch its retail products. There is no certainty that the Company will realize profits from retail sales that will exceed the expenses incurred. Management will need to carefully manage this retail venture. If the Company is not successful in managing this, it could have a material adverse effect on the Company’s business.

The Company is dependent on one primary manufacturer, Organics Corporation of America (“Organics”), a related party, and a secondary manufacturer for the production of most of its products.

          The Company is dependent on Organics and a secondary manufacturer for the production of most of its products. Organics has one factory for its production facilities. If this manufacturer sustains damage to its facility, has labor or financial problems, or materially changes the price of manufacturing, and the secondary manufacturer is unable to manufacture on a timely basis the quantity of products the Company purchases from Organics, this could interrupt the supply of product which could cause the Company to lose product sales, which could have a material adverse effect on the Company’s business.

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

          The Company believes that it has sufficient cash on hand to fully implement its business strategy for. See “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.” The Company’s future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales.

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

Liquidity and Capital Resources

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

Concentration of Credit Risk

          The Company typically invests its excess cash in treasury backed money market funds, corporate bonds and commercial paper. The diversification of the cash investments is intended to secure safety and liquidity. As of January 31, 2009 the majority of cash and cash equivalents were invested in money market accounts. The Company maintains the majority of its cash and cash equivalents in bank accounts at two financial institutions. The balances, at times, may exceed federally insured limits. At January 31, 2009, the Company had approximately $9.2 million in excess of FDIC insured limits. The Company’s operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. The Company places its marketable investments in instruments that meet high credit quality standards. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. The impact on the Company’s results of one percentage point change in short-term interest rates would not have a material impact on the Company’s future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

Item 2.	PROPERTIES

          The principal executive offices of the Company are located at 10 West Forest Avenue, Englewood, New Jersey 07631, where it leases approximately 7,500 square feet. The lease is for a period of five years commencing January 1, 2005. The annual rent for the fiscal year ending January 31, 2009 was approximately $121,900, for the fiscal year ending January 31, 2010 it will be $80,100.

          Approximately 3,500 square feet of this facility house the Company’s administrative offices with the balance utilized for shipping and warehousing. Some of the Company’s products are shipped by its third party manufacturer directly to major customers. The Company believes its present facility is adequate for its present and reasonably foreseeable future operational needs.

Item 3.	LEGAL PROCEEDINGS

          None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          Since April 18, 2007, the Company’s common stock has been quoted on the NASDAQ Capital Market under the symbol “MDNU”. Prior to that, the Company’s common stock was quoted on the OTC Bulletin Board under the symbol “MDNU.OB.” Information for periods ending prior to April 18, 2007 as to the range of high and low bid quotations for the Company’s common stock was obtained from the National Quotation Bureau Incorporated. Information for periods ending after April 18, 2007 as to the high and low sales prices for the periods indicated was obtained from the NASDAQ Stock Market:

THREE MONTHS ENDED	HIGH	LOW

April 30, 2007	$5.50	$4.00
July 31, 2007	$7.10	$4.95
October 31, 2007	$6.00	$3.80
January 31, 2008	$5.49	$2.59
April 30, 2008	$3.65	$2.72
July 31, 2008	$3.34	$1.77
October 31, 2008	$2.45	$1.65
January 31, 2009	$1.90	$1.12

          The above bid quotations for the periods ending prior to April 18, 2007 represent prices between dealers and do not include actual retail mark-ups, mark-downs or commissions and may not represent actual transactions.

          As of April 24, 2009, there were approximately 567 holders of record of the Company’s common stock.

          The Company has not declared any cash dividends on its common stock and it has no intention to pay cash dividends in the foreseeable future.

          As of January 31, 2009, the following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,609,284	$2.52		(1)

Equity compensation plans not approved by security holders	200,000	$0.68	—

Total	2,809,284	$2.39	—

(1)

The 2003 Omnibus Equity Incentive Plan was amended to provide that as of January 31 of each year, the aggregate number of Common Shares reserved for issuance under the 2003 Plan is automatically increased in an amount equal to the number of Common Shares issued by reason of awards being exercised or settled, as applicable, during the immediately preceding fiscal year.

Company Stock Repurchase Plan

          In December 2007, the Company’s Board of Directors approved the Medical Nutrition USA, Inc. Stock Repurchase Plan (the “Plan”). The Company did not obtain stockholder approval. The Plan allowed for the purchase of up to 500,000 shares of Company stock on the open market and from employees. The Plan allows for a maximum weekly market purchase of 25,000 shares with no more than 50,000 shares in any calendar month. Private transactions with employees can not exceed 50% of the total shares to be purchased with no one individual employee exceeding 25% of the total. The Plan commenced on January 15, 2008. As of January 31, 2009, the Company had purchased 184,000 shares from employees and 264,000 shares on the open market. The Company purchased these shares for an aggregate total of $1,409,600. These purchased shares are deemed authorized and unissued shares available for issuance. The Plan expired on July 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 15, 2008 – January 31, 2008	186,000	$3.20	186,000	314,000

February 1, 2009-January 31, 2009	262,000	$3.11	262,000	—

Total	448,000	$3.15	448,000	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Overview - During fiscal 2009, we were successful in implementing our strategy to expand the distribution of our own branded products. As a result, the Company’s branded products are now being carried by approximately 113 distributors as compared to 91 in the prior fiscal year, who supply products to long-term care facilities and dialysis clinics.

Fiscal 2009 Highlights

Sales – Our sales increased approximately 7%, to $13,747,200, during the fiscal year. The sales increase was primarily the result of expanded distribution of our Pro-Stat® line of hydrolyzed, liquid, modular protein and the introduction of our UTI-Stat™ product. Sales of the Company’s branded products increased approximately 13%, from the prior fiscal year to $12,438.000.

New Product Development – During fiscal 2009, we completed the development of, and began marketing UTI-Stat™, a natural urinary tract cleansing complex, containing Proantinox®- a proprietary blend that aids in urinary tract health and protects against recurrent urinary tract infections. In addition, an enhanced formulation of Pro-Stat® Advanced Wound Care, a concentrated protein formula clinically proven to aid in the healing of pressure ulcers, was developed and will be introduced to the market in fiscal 2010. (See section on sales, product and strategy)

Cash Balance and Cash Flow – Our cash, and cash equivalents balance at January 31, 2009 was $9,654,300. The Company’s total cash, and cash equivalents, which included short term investments in fiscal 2008, increased by $109,500. For the year, cash provided by operating activities totaled $1,217,900 on a reported net loss of $492,100. Cash provided by investing activities during the fiscal year ended January 31, 2009 was $4,035,500 as compared to $4,487,000 cash used in the comparable prior fiscal year. The increase in cash provided by investing activities was primarily attributed to redemption of the Company’s short term investments. Cash used in financing activities during the fiscal year ended January 31, 2009 was $807,100 as compared to $381,100 cash used in the comparable prior fiscal year. The increase in cash used in financing activities was primarily attributed to purchase of stock related to the Company’s stock repurchase plan.

Fiscal 2010 Expectations

          We expect our revenues to continue to grow as a result of our ongoing efforts to expand distribution of our branded products. During fiscal 2009, the Company expanded its field sales force by approximately 45%, which helped contribute to a 29% growth in unit volume. As the sales force matures, we expect an increase in both effectiveness and productivity, stimulating further growth in fiscal 2010.

          UTI-Stat™, our urinary tract cleansing complex which was introduced in fiscal 2009 has shown strong initial growth which we expect to continue into fiscal 2010. In addition, in the second quarter of 2010, the Company plans to introduce an enhanced formula of Pro-Stat® Advanced Wound Care, which improves blood flow to promote the healing of pressure ulcers. The Company expects both products to contribute to the growth during fiscal 2010.

          The Company expects to begin selling certain of its products through retail stores. The Company believes that the retail sales opportunities for certain of its products are significantly greater than in its traditional institutional markets and that retail marketing will create greater awareness and be complementary to its continuing efforts in nursing homes and dialysis clinics. The Company’s representatives have had discussions with several major retailers regarding timing and product placement,. Because of the recessionary pressures affecting many retailers, the Company believes that retail sales will not contribute materially to results during fiscal 2010.

Results of Operations

          The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report.

Fiscal Year Ended January 31, 2009 Compared to Fiscal Year Ended January 31, 2008

          Sales for the fiscal year ended January 31, 2009 were $13,747,200 as compared with $12,800,600 for the fiscal year ended January 31, 2008, an increase of approximately 7%. This increase was primarily attributable to an increase in branded product sales to approximately $12,438,000 from $10,978,900. Effective March 1, 2008, the Company reduced the price of certain Pro-Stat® formulas by approximately 12% on a weighted average basis. This decrease was implemented to allow the Company to more aggressively increase its market share and to strengthen its competitive position. The increase in branded sales can be attributed to growing awareness of our products and the increase in the size of the Company’s sales force. Almost all of the Company’s branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased to approximately $1,309,200 from $1,822,700 for the comparable prior year period, as the Company has focused on increasing its institutional branded sales.

          Cost of sales for the fiscal year ended January 31, 2009 was $6,474,200 or 47.1 % of sales, as compared with $5,994,900 for the fiscal year ended January 31, 2008, or 46.8% of sales. Gross profit percentage was approximately 53% for the periods ended January 31, 2009 and 2008.

          Selling, general and administrative expenses (“SG&A”) for the fiscal year ended January 31, 2009, increased by $2,158,000 to $7,921,700, from $5,763,700 for the fiscal year ended January 31, 2008. This increase was primarily attributable to an increase in selling and marketing expenses of $1,443,100 and an increase in general and administrative expenses of $715,000. This increase in selling and marketing is primarily due to an increase in the size of the Company’s sales force, increased trade show and travel expenses and retail markeeting development. The increase in general and administrative expenses is primarily attributable to severance and recruitment costs of approximately $225,000, higher bonus accruals of $107,000 and an increase in legal fees of approximately $63,000.

          Research and development expenses for the fiscal year ended January 31, 2009 was $51,500 in comparison to $108,000 for the prior fiscal year. This decrease of $55,500 is primarily attributable to timing of the clinical trials.

          For the fiscal year ended January 31, 2009, the Company had an operating loss of $700,200 as compared to an operating income of $934,000 for the fiscal year ended January 31, 2008.

          Interest income for the fiscal year ended January 31, 2009 decreased to $237,800 in comparison to $416,000 for the year ended January 31, 2008. This decrease is due mainly to reduced interest rates and lower cash balances resulting from cash used by the Company in repurchasing its own common stock under the stock repurchase plan.

          The Company recorded a tax provision of $29,700 for the year ended January 31, 2009 at an effective rate of 6.4%. For tax purposes, certain expenses for stock based compensation are not deductible. In fiscal year ended January 31, 2008, the Company recorded a tax provision in the amount of $480,900, at an effective tax rate of 35.6%. For tax purposes, the Company’s income is calculated prior to certain GAAP charges for stock-based compensation, which is non tax deductible.

          The Company’s net loss for the fiscal year ended January 31, 2009 of $492,100 or $ (0.04) per share, compared to a net income for the fiscal year ended January 31, 2008 of $869,100 or $0.06 per share.

Liquidity and Capital Resources

          At January 31, 2009, the Company had cash and cash equivalents and short-term investments of $9,654,300 as compared to $9,554,800 at January 31, 2008. At January 31, 2009, approximately 95% of accounts receivable were less than 30 days past due. Cash provided by operations during the fiscal year ended January 31, 2009 was $1,217,900 as compared to $1,972,800 in the comparable prior fiscal year. Cash provided by investing activities during the fiscal year ended January 31, 2009 was $4,035,500 as compared to $4,487,000 cash used in the comparable prior fiscal year. The increase in cash provided by investing activities was primarily attributed to redemption of the Company’s short term investments. Cash used in financing activities during the fiscal year ended January 31, 2009 was $807,100 as compared to $381,100 cash used in the comparable prior fiscal year. The increase in cash used in financing activities was primarily attributed to purchase of stock related to the Company’s stock repurchase plan.

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

Off -Balance Sheet Arrangements

As of January 31, 2009, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable entity or other minority owned ventures.

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

Share Based Compensation - We account for our stock based employee compensation plans under the Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for shared based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires that such transactions be accounted for using a fair value based method.

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

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings. The adoption of this pronouncement did not have a material impact on our financial statements.

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

     In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144. We are currently evaluating the potential impact, if any, of the adoption of FSP No. 157-2 on our financial statements.

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

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning February 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 160 on our financial statements.

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

     In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which will be our fiscal year beginning February 1, 2009. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. We are in the process of evaluating the impact, if any, of adopting FSP 142-3 on our financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on the Company’s financial position or results of operations.

     In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, which will be our fiscal year beginning February 1, 2009. We are in the process of evaluating the impact, if any, of adopting EITF 03-6-1 on our financial statements.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See the Company’s Financial Statements, including the related notes thereto, beginning on page F-1.

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

Item 9A(T):	CONTROLS AND PROCEDURES

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

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2009 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

          Medical Nutrition USA, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 31, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2009.

          This annual report does not include an attestation report of Amper, Politziner & Mattia, LLP., Medical Nutrition USA, Inc.’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Amper, Politziner & Mattia, LLP pursuant to temporary rules of the SEC that permit Medical Nutrition USA, Inc. to provide only management’s report in this annual report.

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

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

          Information regarding the Company’s directors, officers and corporate governance is set forth in “Proposal 1 - Election of Directors” in the Company’s proxy statement for its 2009 Annual Meeting of Shareholders to be held June 3, 2009. Such information is incorporated herein by reference. Information regarding compliance by the Company’s directors and executive officers and owners of more than ten percent of common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

          Information regarding the compensation of the Company’s executive officers and directors is set forth in under the caption “ Executive Compensation” and “Director Compensation” in the proxy statement. Such information is incorporated herein by reference.

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

          Information regarding relationships or transactions between the Company and its affiliates is set forth under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” in the proxy statement. Such information is incorporated herein by reference

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SEVICES

          Information regarding the Company’s principal accountant fees and services is set forth in “Proposal 2-Ratification of Selection of Independent Auditors” in the proxy statement. Such information is incorporated herein by reference.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          See the Exhibit Index at the end of this report

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 24, 2009	MEDICAL NUTRITION USA, INC.

By: /s/ FRANCIS A. NEWMAN

Francis A. Newman, Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCIS A. NEWMAN	Chairman, Chief Executive Officer	April 24, 2009

Francis A. Newman	and Director (Principal Executive Officer)

/s/ FRANK J. KIMMERLING	Chief Financial Officer	April 24, 2009

Frank J. Kimmerling	(Principal Accounting and Financial Officer)

/s/ BERNARD KORMAN	Director	April 24, 2009

Bernard Korman

/s/ ANDREW HOROWITZ	Director	April 24, 2009

Andrew Horowitz

/s/ MARK H. ROSENBERG	Director	April 24, 2009

Mark H. Rosenberg

MEDICAL NUTRITION USA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Medical Nutrition USA, Inc.

We have audited the accompanying balance sheets of Medical Nutrition USA, Inc. as of January 31, 2009 and 2008, and the related statements of operations, cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Medical Nutrition USA, Inc. as of January 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, effective February 1, 2007, the Company adopted the provisions of Financial Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of Statement of Financial Accounting Standards No. 109.

/s/ AMPER, POLITZINER & MATTIA, LLP

April 24, 2009
Hackensack, New Jersey

F-2

MEDICAL NUTRITION USA, INC.

BALANCE SHEETS

	January 31,

	2009	2008

ASSETS

Current Assets:
Cash and cash equivalents	$9,654,300	$5,208,000
Short-term investments	—	4,336,800
Accounts receivable, net of allowance of $65,600 and $45,000, respectively	1,377,400	1,054,500
Inventories	510,600	401,800
Deferred income taxes	406,500	877,700
Prepaid income taxes	8,300	232,000
Other current assets	191,900	179,800

Total current assets	12,149,000	12,290,600

Fixed assets, net of accumulated depreciation and amortization of $345,400 and $248,500, respectively	318,800	199,000

Other assets:
Deferred income taxes	969,000	480,000
Security deposits	15,300	15,300
Investment in Organics Corporation of America	125,000	125,000
Intangible assets, net of amortization	276,800	252,700

	$13,853,900	$13,362,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$530,700	$364,800
Accrued expenses	967,600	466,000
Accrued rebates	73,700	61,700

Total current liabilities	1,572,000	892,500

Stockholders’ Equity:
Preferred stock $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2009 and 2008	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,128,614 shares issued as of January 31, 2009 and 14,045,483 shares issued as of January 31, 2008	14,100	14,000
Additional paid-in-capital	25,067,600	24,687,900
Accumulated deficit	(12,497,900)	(12,005,800)

	12,583,800	12,696,100
Less: treasury stock, at cost; 98,080 and 52,562 shares, respectively	(301,900)	(226,000)

Total stockholders’ equity	12,281,900	12,470,100

	$13,853,900	$13,362,600

See notes to the financial statements.

F-3

MEDICAL NUTRITION USA, INC.

STATEMENTS OF OPERATIONS

	Years Ended January 31,

	2009	2008

Sales	$13,747,200	$12,800,600
Cost of sales	6,474,200	5,994,900

Gross profit	7,273,000	6,805,700

Selling, general and administrative expenses	7,921,700	5,763,700

Research and development expenses	51,500	108,000

Operating (loss) income	(700,200)	934,000

Interest income	237,800	416,000

(Loss) income before income tax expense	(462,400)	1,350,000

Income tax expense	29,700	480,900

Net (loss) income	$(492,100)	$869,100

(Loss) earnings per common share:

Basic	$(0.04)	$0.06

Diluted	$(0.04)	$0.06

Weighted average common shares outstanding:

Basic	13,893,787	14,128,601

Diluted	13,893,787	15,553,755

See notes to the financial statements.

F-4

MEDICAL NUTRITION USA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended January 31,

	2009	2008

Operating Activities:
Net (loss) income	$(492,100)	$869,100
Adjustments to reconcile (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	157,100	101,900
Provision for losses on accounts receivable	20,600	800
Deferred income taxes	(17,700)	334,900
Stock based compensation	1,111,300	1,062,000
Changes in operating assets and liabilities
Accounts receivable	(343,600)	(5,000)
Inventories	(108,800)	94,400
Prepaid income taxes	223,700	(232,000)
Other current assets	(12,100)	(122,000)
Accounts payable	165,900	(288,400)
Accrued expenses	501,600	189,400
Accrued rebates	12,000	(32,300)

Net cash provided by operating activities	1,217,900	1,972,800

Investing Activities:
Acquisition of fixed assets	(216,800)	(95,600)
Website development costs	(700)	(1,700)
Trademark costs	(51,300)	(13,300)
Capitalized patent costs	(32,500)	(39,600)
Purchase of short term investments	—	(4,336,800)
Redemption of short term investments	4,336,800	—

Net cash provided by (used in) investing activities	4,035,500	(4,487,000)

Financing Activities:

Proceeds from exercise of options	42,200	203,200
Income tax benefit from exercise of stock options	40,800	133,700
Stock repurchase plan	(814,200)	(595,400)
Purchase of treasury stock	(75,900)	(122,600)

Net cash (used in) financing activities	(807,100)	(381,100)

Net increase(decrease) in cash and cash equivalents	4,446,300	(2,895,300)
Cash and cash equivalents - beginning of year	5,208,000	8,103,300

Cash and cash equivalents - end of year	$9,654,300	$5,208,000

Supplemental information:
Taxes paid during the year	$4,000	$258,800

See notes to the financial statements.

F-5

MEDICAL NUTRITION USA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JANUARY 31, 2009 AND 2008

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders’

	Shares	Amount	Paid-in-capital	Deficit	Shares	Stock	Equity

Balance at January 31, 2007	14,027,294	$14,000	$23,884,400	$(12,874,900)	(22,851)	$(103,400)	$10,920,100

Exercise of options	125,266	200	203,000	—	—	—	203,200

Stock based compensation	56,955	—	1,062,000	—	—	—	1,062,000

Income tax benefit from exercise of stock options	—	—	133,700	—	—	—	133,700

Stock repurchase plan	(186,000)	(200)	(595,200)	—	—	—	(595,400)

Purchase of treasury stock	(30,594)	—	—	—	(29,711)	(122,600)	(122,600)

Net income	—	—	—	869,100	—	—	869,100

Balance at January 31, 2008	13,992,921	$14,000	$24,687,900	$(12,005,800)	(52,562)	$(226,000)	$12,470,100

Exercise of options	69,297	—	42,200	—	—	—	42,200

Restricted stock	276,407	200	—	—	—	—	200

Stock based compensation	—	—	1,111,300	—	—	—	1,111,300

Retirement of treasury stock	—	—	(500)	—	—	—	(500)

Income tax benefit from exercise of stock options	—	—	40,800	—	—	—	40,800

Stock repurchase plan	(262,000)	(100)	(814,100)	—	—	—	(814,200)

Purchase of treasury stock	(46,091)	—	—	—	(45,518)	(75,900)	(75,900)

Net loss	—	—	—	(492,100)	—	—	(492,100)

Balance at January 31, 2009	14,030,534	$14,100	$25,067,600	$(12,497,900)	(98,080)	$(301,900)	$12,281,900

See notes to the financial statements

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

Note 1. Organization and Business:

Medical Nutrition USA, Inc. (a Delaware Corporation) (referred to herein as Medical Nutrition or the Company), incorporated in 2003, is primarily engaged in the development and distribution of nutritional and health products. The Company develops nutritional supplements for sale to physicians, dispensing medical clinics, nursing homes and network marketing companies. The Company’s products are sold under its own brands and/or under private labels in the United States.

Note 2. Significant Accounting Policies:

Concentration of credit risk – We are subject to concentration of credit risk primarily from out cash investments. The Company invests its excess cash in treasury backed money market funds, corporate bonds and commercial paper. The diversification of the cash investments is intended to secure safety and liquidity. The Company maintains the majority of its cash and cash equivalents in bank accounts at two financial institutions. The balances, at times, may exceed federally insured limits. At January 31, 2009, the Company had approximately $9.2 million in excess of FDIC insured limits. The Company’s operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. The Company places its marketable investments in instruments that meet high credit quality standards. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. The impact on the Company’s results of one percentage point change in short-term interest rates would not have a material impact on the Company’s future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

The other financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable. For the fiscal years ended January 31, 2009 and 2008, two distributors accounted for approximately 28% and 32% of total revenues respectively. The Company has no contractual arrangements with these distributors, and if they were to discontinue purchasing from the Company, it could have a material impact on the Company’s sales unless end users were able to purchase the company’s products from alternative distributors.

Cash and Cash Equivalents – The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at January 31, 2009 and 2008.

Short-term investments – As of January 31, 2008 the Company’s investments consist of U.S Government backed securities, corporate commercial paper and certificates of deposit. The Company’s short-term investment policy requires investments to be rated AAA with a maturity of six months or less.

The Company accounts for short-term investments as held to maturity investments pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under this Statement, securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and are carried at cost.

Accounts Receivable – The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts in trade accounts receivable. The Company’s estimate is based on a review of the current status of these accounts and historical trends. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts may in the future change should historical trends of current account status require.

Inventories – Inventories, which consist primarily of purchased finished foods, are stated at the lower of cost or market, using the “first-in, first-out” (FIFO) cost method.

Fixed Assets – Furniture, fixtures and equipment, and leasehold improvements are stated at cost and depreciated and amortized over their estimated useful lives, which range from 3 to 7 years. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes. Expenditures for repairs and maintenance, which do not extend the useful life of the property, are expensed as incurred.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

Note 2. Significant Accounting Policies (continued):

Intangible Assets – Patent application costs relate to the Company’s U.S. patent applications and consist primarily of legal fees and other direct fees. The recoverability of the patent application costs is dependent upon, among other factors, the success of the underlying clinical studies used to support the patent and ultimately the resulting revenue. The Company is amortizing the costs over the shorter of their useful lives or five years. Trademarks costs are stated at cost and are amortized over the shorter of their useful lives or seventeen years. Website costs are stated at cost and are amortized over five years.

Research and Development – The Company utilizes independent third parties to design and test certain products and to conduct clinical trials and studies on its products. These expenditures are accounted for as research and development costs and are expensed as incurred.

Income Taxes – The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Additionally, the Company adopted Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters.

Fair Value of Financial Instruments – The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to their fair value due to the short-term nature of these instruments.

Revenue Recognition – Revenue is recognized when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectibility is reasonably assured. Revenue from product sales is recognized upon shipment of products to customers.

Share Based Compensation – The Company accounts for stock based employee compensation plans under SFAS No. 123 (revised 2004), “Shared-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for shared based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires that such transactions be accounted for using a fair value based method.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

Note 2. Significant Accounting Policies (continued):

Earnings Per Share – The financial statement are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share.” Basic (loss) earnings per common share are computed using the weighted average number of common shares outstanding during the period.

Diluted (loss) earnings per common share utilizes the treasury stock method for calculating the dilutive effect of employee stock options, and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. In accordance with SFAS 128, diluted earnings per share are not presented in periods during which the Company incurred a loss from operations. For the year ended January 31, 2009 the potentially dilutive commons stock equivalents, consisting of stock options and restricted stock, which were excluded from the net (loss) per share calculations due to their anti-dilutive effect amounted to 3,182,617. For the year ended January 31, 2008, the potentially dilutive common stock equivalents, consisting of stock options, which were excluded from the net income per share calculations due to their anti-dilutive effect amounted to was 60,563.

Basic EPS is computed by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares of restricted stock. A reconciliation of the numerators and denominators of basic and diluted per share computations follows:

	Year ended January 31,
	2009	2008

Numerator:
Net (loss) income	$(492,100)	869,100
Denominator:
Weighted average common shares (Basic)	13,893,787	14,128,601
Dilutive effect of outstanding options and nonvested shares of restricted stock	—	1,425,154

Weighted average common shares including assumed conversions (Diluted)	13,893,787	15,553,755

Basic net (loss) income per share	$(0.04)	$0.06

Diluted net (loss) income per share	$(0.04)	$0.06

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

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

Use of Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. The Company uses estimates in several accounts including accrued rebates and allowances for doubtful accounts related to accounts receivable. Actual results could differ from those estimates.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings. The adoption of this pronouncement did not have a material impact on our financial statements.

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

In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all non- financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144. We are currently evaluating the potential impact, if any, of the adoption of FSP No. 157-2 on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning February 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 160 on our financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which will be our fiscal year beginning February 1, 2009. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. We are in the process of evaluating the impact, if any, of adopting FSP 142-3 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, which will be our fiscal year beginning February 1, 2009. We are in the process of evaluating the impact, if any, of adopting EITF 03-6-1 on our financial statements.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

Note 3. Fixed Assets:

          Fixed assets consisted of the following at January 31, 2009 and 2008, respectively:

	January 31,

	2009	2008

Furniture, fixtures and equipment	$613,800	$397,100
Leasehold improvements	50,400	50,400

	664,200	447,500
Less: Accumulated depreciation and amortization	345,400	248,500

	$318,800	$199,000

Depreciation and amortization expense was $96,900 and $59,300 for the fiscal years ended January 31, 2009 and 2008, respectively.

Note 4. Intangible Assets:

          Intangible assets consisted of the following at January 31, 2009 and 2008, respectively:

	January 31,

	2009	2008

Patent application costs	$292,500	$260,000
Trademarks	113,300	62,000
Website development costs	20,900	20,200

	426,700	342,200

Less: Accumulated amortization	149,900	89,500

	$276,800	$252,700

Intangible amortization expense was $60,200 and $42,600 for the fiscal years ended January 31, 2009 and 2008, respectively.

The future estimated amortization charges are as follows:

Years Ended January 31,

2010	$62,400
2011	62,400
2012	60,700
2013	22,760
2014	6,600
Thereafter	61,900

$276,800

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

Note 5. Investment in Organics Corporation of America:

          On July 31, 2003, the Company entered into an agreement with Organics Corporation of America (“Organics”) to purchase 5% of their issued and outstanding capital stock for aggregate consideration of $125,000. In turn Organics agreed to purchase 166,666 shares of the Company’s common stock at a purchase price of $0.75 per share for aggregate consideration of $125,000. As of January 31, 2009, Organics owned approximately 1% of the Company’s common stock. In addition, Organics agreed to assist the Company to (a) continue to develop and improve products of the Company that have been developed or were in the process of being developed and improved as of July 31, 2003; (b) design, develop, implement, and provide merchantable and marketable products; and (c) maintain the confidentiality of all proprietary product technology (see Note 10 - “Commitments and Contingencies”). The Company is carrying this investment at cost. For the years ended January 31, 2009 and 2008, purchases made from Organics totaled $4,579,000 and $4,837,500, respectively. As of January 31, 2009 and 2008, the Company owed Organics $332,200 and $246,100, respectively. Such amounts are included in the accounts payable of the accompanying Balance Sheets.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

Note 6. Major Customers and Major Vendor-Related Party:

Major Customers

          For the fiscal year ended January 31, 2009, two distributors accounted for approximately 28% of total revenues, representing $4,038,098 of sales as compared to 32% or $4,040,700 of sales in the prior year for the same distributors. The Company has no contractual arrangements with these distributors, and if they were to discontinue purchasing from the Company, it could have a material impact on the Company’s sales unless end users were able to purchase the company’s products from alternative distributors.

          As of January 31, 2009, these distributors had an open accounts receivable balance of $538,400 which represented 37% of the Company’s total accounts receivable as compared to $377,300 which represented 36% of the Company’s total accounts receivable as of January 31, 2008.

Major Vendor-Related Party

          During the years ended January 31, 2009 and 2008, the Company purchased $4,579,000 and $4,837,500, respectively, of finished goods from Organics Corporation of America (“Organics”), an approximate 1% shareholder of the Company. As of January 31, 2009 and 2008, the Company had an accounts payable balance with Organics of $332,200 and $246,100, respectively. The Company owns approximately 5% of the outstanding stock of Organics.

Note 7. Lease Commitments:

          The Company leases an office and warehouse facility in New Jersey under a lease, which expires in December 2009. Total rental expense for the year ended January 31, 2009 and 2008 was approximately $121,900 and $95,700, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

Note 7. Lease Commitments (continued):

          The Company leases vehicles and equipment under various operating leases expiring through 2012. During the years ended January 31, 2009 and 2008, the total payments under such leases were $14,500 and $16,500, respectively.

          The future minimum lease payments are as follows:

Years Ended January 31,

2010	$16,500
2011	8,700
2012	1,800

$27,000

Note 8. Stockholders’ Equity:

MNI Stock Repurchase Plan

          In December 2007, the Company’s Board of Directors approved the Medical Nutrition USA, Inc. Stock Repurchase Plan (the “Plan”). The Plan allows for the purchase of up to 500,000 shares of Company stock on the open market and from employees. The Plan allows for a maximum weekly market purchase of 25,000 shares with no more than 50,000 shares in any calendar month. Private transactions with employees can not exceed 50% of the total shares to be purchased with no one individual employee exceeding 25% of the total. As of January 31, 2009, the Company had purchased 184,000 shares from employees of the Company and 264,000 shares on the open market. The Company purchased these shares for an aggregate total of $1,409,600. These repurchased shares are deemed authorized and unissued shares available for issuance. The Plan expired on July 31, 2008.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

Note 8. Stockholders’ Equity (continued):

2000 Long-Term Incentive Stock Plan

          On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the “2000 Plan”). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR’s) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. As of January 31, 2009, no stock option grants were outstanding under the 2000 Plan.

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

          Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock, increased by 250,000 additional shares of common stock as of January 1, 2004. At the 2004 Annual Meeting, the 2003 Plan was amended to provide that as of January 31 of each year, commencing with January 31, 2005, the aggregate number of Common Shares reserved for issuance under the 2003 Plan would automatically increase in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At January 31, 2009, 2,609,284 options were issued and outstanding under the 2003 Plan.

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

In addition to the options issued in connection with the plans described above, options exercisable for an additional 200,000 shares remained outstanding as of January 31, 2009, which were issued prior to January 31, 2003 and not pursuant to any formal plan.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

Note 8. Stockholders’ Equity (continued):

Stock Options

          During the year ended January 31, 2009, the Company granted options to purchase shares of its common stock with a three year vesting schedule at exercise price of $2.87 to employees as consideration for their efforts. Three of our Outside Directors received annual option grants as per our Amended and Restated 2003 Omnibus Equity Incentive Plan of 20,000 shares each for serving on our Board of Directors and for being Chairman of a Board committee. These Director options become fully exercisable in one year from their grant date at an exercise price of $1.98. All of these grants were priced at the fair market value of the common stock on the date of grant.

          The following table summarizes the outstanding and exercisable options at January 31, 2009 (contractual life in years):

	Options Outstanding				Options Exercisable

Range of prices	Number	Weighted average remaining life	Weighted average exercise price	Average intrinsic value	Number	Weighted average exercise price	Average intrinsic value

$0.50-$3.00	2,456,800	5	$2.15		2,376,800	$2.14
$3.01-$5.96	352,484	8	4.14		281,934	4.05

	2,809,284	7	$2.39	$1.21	2,658,734	$2.35	$0.60

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

Note 8. Stockholders’ Equity (continued):

          A summary of option transactions for the two years ended January 31, 2009, follows:

	Options	Weighted Average exercise price	Options Exercisable	Weighted Average exercise price

Outstanding at January 31, 2007	2,884,697	$2.26

Granted	107,500	4.83
Exercised	(125,266)	1.62
Expired or Surrendered	(66,450)	3.67

Outstanding at January 31, 2008	2,800,481	2.36

Granted	83,100	2.23
Exercised	(69,297)	0.61
Expired or Surrendered	(5,000)	3.98

Outstanding at January 31, 2009	2,809,284	$2.39	2,658,734	$2.35

          The future expense related to unvested stock options will be as follows:

Years Ended January 31,

2010	$154,600
2011	26,000
2012	3,500

$184,100

          SFAS No. 123(R) requires the benefits of tax deductions in excess of those recognized in conjunction with compensation expense, to be reported as a financing cash flow, rather than as an operating cash flow. This requirement has the effect of reducing net operating cash flows and increasing net financing cash flows in periods in and after adoption.

          The income tax benefits derived from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options in excess of any amounts previously classified as a deferred tax asset, when realized, are credited to additional paid -in capital. For the year ended January 31, 2009 the tax benefit realized on the tax deductions from option exercises under stock-based compensation arrangements was approximately $40,800 and is recorded as additional paid in capital.

          For the years ended January 31, 2009 and 2008, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. For the years ended January 31, 2009 and 2008, respectively, the expected volatility was based on both historical volatility and implied volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends.

F-18

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

Note 8. Stockholders’ Equity (continued):

          The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted in the years ended January 31, 2009 and 2008:

	Year Ended January 31, 2009	Year Ended January 31, 2008

Expected term until exercised, years	6	6
Expected stock price volatility, average	66%	77%
Risk-free interest rate	3.5%	4%
Expected Dividend yield	0	0
Weighted-average fair value per option	$1.33	$3.05

Restricted Stock Awards

          During the years ended January 31, 2009 and 2008, the Company granted restricted stock awards totaling 185,000 and 142,500 shares of its common stock with a three year vesting schedule to 10 and 9 employees, respectively, as consideration for their services. The shares become vested yearly based upon continued employment. The shares have been valued at $1.50 and $4.40 per share, respectively, which was the fair market value at the date of the approval of the grant. The Company is amortizing the expense over the vesting period.

          The following table summarizes the status of Restricted stock as of January 31, 2009, and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 31, 2008	325,833	$4.26
Granted	185,000	1.50
Vested	(137,500)	4.24
Forfeited	—	—

Nonvested at January 31, 2009	373,333	$2.90

          The future expense related to unvested restricted stock awards will be as follows:

Years Ended January 31,

2010	$561,600
2011	254,100
2012	77,600

$893,300

For the year ended January 31, 2009 and 2008, the Company recognized share -based compensation cost of $1,111,300 and $1,062,000, respectively. These costs are included in selling, general and administrative expense.

F-19

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

Note 9. Income Taxes:

          The components of the provision for income taxes consist of the following:

	Year Ended January 31, 2009	Year Ended January 31, 2008

Current – Federal	$—	$—
Current – State	6,300	12,300
Deferred – Federal	10,700	386,900
Deferred – State	12,700	81,700

Income tax expense	$29,700	$480,900

          Income tax expense was calculated using the statutory tax rate. The difference between the effective tax rate and the statutory tax rate is mainly due to nondeductible stock based compensation expense.

	Year Ended January 31, 2009	Year Ended January 31, 2008

Statutory Federal income tax rate	(34)%	34%
State taxes, net of Federal benefit	1.8%	8.3%
Other	2.1%	(12.5)%
Stock based compensation	36.5%	5.8%

Effective income tax rate	6.4%	35.6%

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

F-20

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

Note 9. Income Taxes (continued):

          The Company’s deferred taxes are comprised of the following:

	Year Ended January 31, 2009	Year Ended January 31, 2008

Current Deferred Taxes
Provision for losses on accounts receivable	$13,500	$5,800
Non deductible accruals	37,800	—
Inventory	8,700	—
Net operating losses	346,500	871,900

Total Current Deferred	406,500	877,700

NonCurrent Deferred Taxes
Depreciable assets	(99,700)	(46,500)
Amortizable assets	34,300	18,600
Stock based compensation	477,200	286,600
Net operating losses	557,200	221,300

Total Non-Current Deferred	969,000	480,000

Total Deferred Taxes	$1,375,500	$1,357,700

          The Company has Federal income tax loss carryforwards as of January 31, 2009 of approximately $2,635,900. The Federal Net Operating Loss (“NOL”) carryforwards expire beginning in 2020 and will be fully expired during 2025. The Company has various state NOL’S of approximately $185,500 which expire during 2012.

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

          The tax years 2004-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

F-21

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

Note 10. Commitments and Contingencies:

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

Product Development and Supply Agreement

          On July 31, 2003, the Company entered into a ten-year product development and supply agreement with Organics Corporation of America (“Organics”). Organics, a related party, has agreed to assist the Company to continue to develop and improve products that have been developed or are in the process of being developed and improved; design, develop, implement, and provide merchantable and marketable products; and maintain the confidentiality of all proprietary product technology. The Company currently uses Organics as its primary manufacturer of its products. Under the agreement, in consideration for Organics performance, the Company shall make payment to them for all invoices submitted for products and services performed, at costs to which both parties have agreed upon and that Organics has the opportunity to manufacturer other products for the Company in the future. In connection with this transaction, the Company and Organics purchased shares of each other’s common stock. (See Note 5 – “Investment in Organics Corporation of America” and Note 6-“Major Customers and Major Vendor- Related Party”)

Employment Contract

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

Bonus Plan

          On June 7, 2005, the Company approved a bonus plan for officers based on a formula which takes into account sales and EBITDA, with annual targets to be set at the level of the annual operating plan approved by the Board of Directors. The plan allows for payment up to 100% of the officers base salary. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the years ended January 31, 2009 and 2008, the Company expensed $248,000 and $147,800 in bonuses based on this plan, respectively.

401(k) Plan

          In March 2007, the Company established a 401(k) retirement plan (“plan”) for all eligible employees. In January 2008, the Company amended the plan to include a maximum Company contribution of 4 percent of base salary for the first 5 percent of elected base salary deferrals. Employees are eligible to contribute the maximum as allowed by law. For the years ended January 31, 2009 and 2008, the 401(k) expense was $89,000 and $5,700, respectively, and is included in selling, general and administrative expenses.

Exhibit Index

Exhibit	Description

3.1	Certificate of Incorporation of Medical Nutrition USA, Inc., dated March 23, 2003 (1)

3.2	Bylaws of Medical Nutrition USA, Inc., as adopted March 7, 2003 (2)

4.1	Form of convertible 8% Notes dated July 31, 2003 between Medical Nutrition USA, Inc. and certain investors (3)

4.2	Form of Convertible Promissory Note dated December 5, 2003 between Medical Nutrition USA, Inc. and certain investors (4)

4.3	Form of Class A Warrant Agreement and related Warrant Certificate*

4.4	Form of Class B Warrant Agreement and related Warrant Certificate*

4.5	Warrant to Purchase Shares of Common Stock dated as of April 1, 2003 between Medical Nutrition USA, Inc. (f/k/a Gender Sciences, Inc.) and Kirlin Securities, Inc.*

4.6	Common Stock Purchase Warrant dated as of April 22, 2003 between Medical Nutrition USA, Inc. and Unity Venture Capital Associates, Ltd.*

10.1	2000 Long term Incentive Plan (5) #

10.2	2003 Omnibus Equity Incentive Plan (6) #

10.3	Employment Agreement dated March 1, 2003 by and between Medical Nutrition USA, Inc. and Francis A. Newman (7) #

10.4	Form of Subscription Agreement dated July 31, 2003 between Medical Nutrition USA, Inc. and Organics Corporation of America (8)

10.5	Form of Subscription Agreement dated July 31, 2003 between Organics Corporation of America and Medical Nutrition USA, Inc. (9)

10.6	Office Lease dated October 4, 1984 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and Van Brunt Associates, L.P. (10)

10.7	First Amendment to Office Lease dated October 24, 1994 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and Van Brunt Associates, LP (11)

10.8	Lease Extension Letter Agreement dated November 17, 1999 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and First Industrial Realty
Trust, Inc. (12)

10.9	Second Amendment to Office Lease dated September 9, 2004 by and between Medical Nutrition USA, Inc. and The Realty Associates Fund VI, L.P. (13)

10.10	Executive Bonus Program effective January 1, 2005 (14) #

21.1	Subsidiaries of Medical Nutrition USA, Inc. (15)

23.1	Consent of Amper, Politziner & Mattia, LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. **

* Previously filed.

** Filed herewith.

# Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 2003.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 2003

(5)	Incorporated by reference from the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders to be held October 19, 2000.

(6)	Incorporated by reference from the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders to be held June 8, 2004.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

(11)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 2005.

(15)	Incorporated by reference from the Company’s annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.