Form 10-Q
period 2009-04-30
MEDICAL NUTRITION USA INC
filed 2009-06-12
CIK 722617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to ____________

COMMISSION FILE NUMBER 001-33411

MEDICAL NUTRITION USA, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	11-3686984

(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

10 WEST FOREST AVENUE, ENGLEWOOD, NEW JERSEY 07631

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(201) 569-1188

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

(FORMER NAME, IF CHANGED SINCE LAST REPORT)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐ .

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,190,682 shares of common stock as of June 12, 2009

MEDICAL NUTRITION USA, INC.

FORM 10Q - INDEX

Part I. Financial Information

MEDICAL NUTRITION USA, INC.

CONDENSED BALANCE SHEETS

	April 30,	January 31,

	2009	2009

	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$9,599,100	$9,654,300
Accounts receivable, net of allowance of $62,000 and $65,600, respectively	1,191,600	1,377,400
Inventories	529,100	510,600
Deferred income taxes	405,600	406,500
Prepaid income taxes	9,500	8,300
Other current assets	184,900	191,900

Total current assets	11,919,800	12,149,000

Fixed Assets, net of accumulated depreciation and amortization of $374,500 and $345,400, respectively	313,400	318,800

Other Assets:
Deferred income taxes	976,600	969,000
Security deposits	15,300	15,300
Investment in Organics Corporation of America	125,000	125,000
Intangible assets, net of amortization	274,100	276,800

	$13,624,200	$13,853,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$708,200	$530,700
Accrued expenses	573,000	967,600
Accrued rebates	54,300	73,700

Total current liabilities	1,335,500	1,572,000

Stockholders’ Equity:
Preferred stock $0.001 par value, 5,000,000 shares authorized; no shares outstanding as of April 30, 2009 and January 31, 2009	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized; 14,190,682 and 14,128,614 shares issued as of April 30, 2009 and January 31, 2009, respectively	14,200	14,100
Additional paid-in-capital	25,219,700	25,067,600
Accumulated deficit	(12,641,800)	(12,497,900)
Less treasury stock, at cost, 100,148 and 98,080 shares, respectively	(303,400)	(301,900)

Total stockholders’ equity	12,288,700	12,281,900

	$13,624,200	$13,853,900

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED APRIL 30,

	2009	2008

	(unaudited)	(unaudited)

Sales	$3,427,700	$3,309,600
Cost of sales	1,610,300	1,540,200

Gross profit	1,817,400	1,769,400

Selling, general and administrative expenses	1,857,900	1,937,400

Research and development	147,100	51,500

Operating loss	(187,600)	(219,500)

Interest income	37,600	68,900

Loss before income tax benefit	(150,000)	(150,600)

Income tax benefit	(6,100)	(29,200)

Net loss	$(143,900)	$(121,400)

Loss per common share:
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic	14,130,752	13,974,529

Diluted	14,130,752	13,974,529

See notes to condensed financial statements

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED APRIL 30,

	2009	2008

	(unaudited)	(unaudited)

Operating Activities:
Net loss	$(143,900)	$(121,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	45,600	34,800
Provision for losses on accounts receivable	(3,600)	8,900
Deferred income tax benefit	(6,700)	(59,900)
Stock based compensation	152,200	285,800
Changes in operating assets and liabilities
Accounts receivable	189,400	(215,100)
Inventories	(18,500)	(2,600)
Prepaid income taxes	(1,200)	219,800
Other current assets	7,000	25,800
Accounts payable	177,500	102,700
Accrued expenses	(394,600)	183,400
Accrued rebates	(19,300)	(3,100)

Net cash (used in) provided by operating activities	(16,100)	459,100

Investing Activities:
Acquisition of fixed assets	(23,700)	(81,100)
Trademark costs	(4,600)	(9,300)
Capitalized patent costs	(9,300)	(27,000)
Redemption of treasury bills	—	1,183,200

Net cash (used in) provided by investing activities	(37,600)	1,065,800

Financing Activities:
Income tax benefit from exercise of stock options	—	29,500
Stock repurchase plan	—	(625,300)
Purchase of treasury stock	(1,500)	(4,300)
Proceeds from exercise of stock options	—	29,300

Net cash used in financing activities	(1,500)	(570,800)

Net (decrease) increase in cash	(55,200)	954,100
Cash - beginning of period	9,654,300	5,208,000

Cash - end of period	$9,599,100	$6,162,100

Supplemental information:
Taxes paid during the period	$4,500	$2,856

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED APRIL 30‚ 2009 (UNAUDITED)

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders’

	Shares	Amount	Paid-in-capital	Deficit	Shares	Amount	Equity

Balance at January 31, 2009	14,030,534	$14,100	$25,067,600	$(12,497,900)	(98,080)	$(301,900)	$12,281,900

Restricted stock	60,000	100	—	—	—	—	100

Purchase of treasury stock	—	—	(100)	—	(2,068)	(1,500)	(1,600)

Stock based compensation	—	—	152,200	—	—	—	152,200

Net loss	—	—	—	(143,900)	—	—	(143,900)

Balance at April 30, 2009	14,090,534	$14,200	$25,219,700	$(12,641,800)	(100,148)	$(303,400)	$12,288,700

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2009

Note 1. Organization and Business:

          Medical Nutrition USA, Inc. (a Delaware Corporation) (Medical Nutrition or the Company), incorporated in 2003, is primarily engaged in the development and distribution of nutritional and health products. The Company develops nutritional supplements for sale to physicians, dispensing medical clinics, nursing homes and network marketing companies. The Company’s products are sold under its own brands and/or under private labels in the United States.

          The accompanying unaudited condensed financial statements of Medical Nutrition USA, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these unaudited condensed financial statements do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending April 30, 2009 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 31, 2010 or for any future period. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form-10K for the fiscal year ended January 31, 2009.

Note 2. Significant Accounting Policies:

Concentration of credit risk - The Company maintains the majority of its cash and cash equivalents in two financial institutions. The balances, at times, may exceed federally insured limits. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. At April 30, 2009, the Company had approximately $9.1 million in excess of FDIC insured limits.

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
APRIL 30, 2009

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

Intangible assets – Patent application costs relate to the Company’s U.S. patent applications and consist primarily of legal fees and other direct fees. The recoverability of the patent application costs is dependent upon, among other factors, the success of the underlying clinical studies used to support the patent and ultimately the resulting revenue. The Company is amortizing the costs over the shorter of their useful lives or 5 years. Trademarks costs are stated at cost and are amortized over the shorter of their useful lives or seventeen years. Website costs are stated at cost and are amortized over 5 years.

Research and development - The Company utilizes independent third parties to design and test certain products and to conduct clinical trials and studies on its products. These expenditures are accounted for as research and development costs and are expensed as incurred.

Income taxes – The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Additionally, the Company adopted Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters.

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

Revenue recognition – Revenue is recognized when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectability is reasonably assured. Revenue from product sales is recognized upon shipment of products to customers.

Share based compensation – The Company accounts for stock based compensation plans under SFAS No.123 (revised 2004). “Share-Based Payment,” (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires that such transaction be accounted for using a fair value based method. Stock-based compensation expense is generally recognized ratably over the requisite service period. Total share-based compensation expense recorded as selling, general and administrative expenses in the condensed statements of operations for the three months ended April 30, 2009 and 2008 was $152,200 and $285,800, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2009

Note 2. Significant Accounting Policies (continued):

Earnings per share – The financial statement are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.

Diluted (loss) earnings per common share utilizes the treasury stock method for calculating the dilutive effect of employee stock options, and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. In accordance with SFAS 128, diluted earnings per share are not presented in periods during which the Company incurred a loss from operations. All potentially dilutive shares for the three months ended April 30, 2009 and 2008, consisting of options and restricted stock were anti-dilutive and excluded from the calculations due to the net loss.

Basic earnings per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares of restricted stock. A reconciliation of the numerators and denominators of basic and diluted per share computations follows:

	Three months ended April 30,
	2009	2008

Numerator:
Net loss	$(143,900)	$(121,400)
Denominator:
Weighted average common shares (Basic)	14,130,752	13,974,529
Dilutive effect of outstanding options and nonvested shares of restricted stock	—	—

Weighted average common shares including assumed conversions (Diluted)	14,130,752	13,974,529

Basic net loss per common share	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.01)	$(0.01)

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2009

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

Use of estimates – In preparing financial statements in conformity with accounting principles generally accepted in the United State of America, management is required to make estimates and assumptions that affect the reported amounts of assets and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. The Company uses estimates in several accounts including accrued rebates and allowance for doubtful accounts related to accounts receivable. Actual results could differ from those estimates.

Recent Pronouncements - In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning February 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning February 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In December 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.” EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning February 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2009

Note 2. Significant Accounting Policies (continued):

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which will be our fiscal year beginning February 1, 2009. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, which will be our fiscal year beginning February 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

Note 3. Fixed Assets:

Fixed assets consisted of the following at April 30, 2009 and January 31, 2009, respectively:

	April 30,	January 31,

	2009	2009

Furniture, fixtures and equipment	$637,500	$613,800
Leasehold improvements	50,400	50,400

	687,900	664,200
Less: Accumulated depreciation and amortization	374,500	345,400

	$313,400	$318,800

Depreciation and amortization expense was $29,100 and $19,900 for the three months ended April 30, 2009 and 2008, respectively.

Note 4. Intangible Assets:

Intangible assets consisted of the following at April 30, 2009 and January 31, 2009, respectively:

	April 30,	January 31,

	2009	2009

Patent application and other deferred costs	$301,800	$292,500

Trademarks	117,900	113,300

Website development costs	20,900	20,900

	440,600	426,700

Less accumulated amortization	166,500	149,900

	$274,100	$276,800

Intangible amortization expense was $16,500 and $14,900 for the three months ended April 30, 2009 and 2008, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2009

Note 5. Major Customer and Major Vendor-Related Party:

Major Customers

          For the three months ended April 30, 2009, two distributors accounted for approximately 27% of total revenues, representing $952,000 of sales as compared to 30% or $990,600 of sales for the three months ended April 30, 2008 for the same distributors. The Company has no contractual arrangements with these distributors, and if they were to discontinue purchasing from the Company, it could have a material impact on the Company’s sales unless end users were able to purchase the Company’s product from alternative distributors.

          As of April 30, 2009, these two distributors had an open accounts receivable balance of $281,100 which represented 22% of the Company’s total accounts receivable.

Major Vendor-Related Party

          During the three months ended April 30, 2009 and 2008, the Company purchased $1,152,000 and $1,134,300, respectively, of finished goods purchases from Organics Corporation of America (“Organics”), an approximate 1% shareholder of the Company, under a supply agreement. These amounts represent approximately 77% of total finished goods purchased for the three months ended April 30, 2009 and 2008. As of April 30, 2009, the Company had an accounts payable balance with Organics of $355,400. The Company owns approximately 5% of the outstanding stock of Organics.

Note 6. Stockholders’ Equity:

2000 Long-Term Incentive Stock Plan

          On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the “2000 Plan”). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR’s) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At April 30, 2009, no stock option grants were outstanding under the 2000 Plan.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2009

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

          Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock, increased by 250,000 additional shares of common stock as of January 1, 2004. At the 2004 Annual Meeting, the 2003 Plan was amended to provide that as of January 31 of each year, commencing with January 31, 2005, the aggregate number of Common Shares reserved for issuance under the 2003 Plan would automatically increase in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At April 30, 2009, 2,534,284 options were issued and outstanding under the 2003 Plan.

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

          In addition to the options issued in connection with the plans described above, options exercisable for an additional 200,000 shares remained outstanding as of April 30, 2009, which were issued prior to January 31, 2003 and not pursuant to any formal plan.

A summary of option activity during the three months ended April 30, 2009 is presented below:

	Options	Weighted Average exercise price

Outstanding at January 31, 2009	2,809,284	$2.39

Granted	—	—
Exercised	—	—
Expired or Surrendered	(75,000)	4.05

Outstanding at April 30, 2009	2,734,284	$2.39

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2009

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

          The income tax benefits derived from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options in excess of any amounts previously classified as a deferred tax asset, when realized, are credited to additional paid-in capital. The tax benefit realized on the tax deductions from option exercises under stock-based compensation arrangements was $0.

          For the quarter ended April 30, 2008, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. For the quarter ended April 30, 2008 the expected volatility was based on both historical volatility and implied volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends. The Company did not grant stock options for the quarter ended April 30, 2009.

          The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted in the quarters ended April 30, 2009 and 2008:

	Three months ended
	April 30, 2009	April 30, 2008

Expected term until exercised, years	—	6
Expected stock price volatility, average	—%	77%
Risk-free interest rate	—%	4%
Expected dividend yield	—	0
Weighted-average fair value per option	$—	$3.05

Restricted Stock Awards

          The following table summarizes the status of Restricted stock as of April 30, 2009, and changes during the quarter then ended:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 31, 2009	373,333	$2.90

Granted	60,000	1.56
Vested	(3,333)	$4.40
Forfeited	(47,500)	3.68

Nonvested at April 30, 2009	382,500	$4.26

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2009

Note 7. Income Taxes:

          The components of the provision for income taxes consist of the following:

	Three Months	Three Months
	Ended	Ended
	April 30, 2009	April 30, 2008

Current – Federal	$—	$—
Current – State	600	1,000
Deferred – Federal	(6,100)	(27,300)
Deferred – State	(600)	(2,900)

Income tax benefit	$(6,100)	$(29,200)

          Income tax benefit was calculated using the statutory tax rate. The difference between the effective tax rate and the statutory tax rate is mainly due to nondeductible stock based compensation expense.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2009	2008

Statutory Federal income tax rate	(34.0)%	(34.0)%
State taxes, net of Federal benefit	(2.9)%	(1.5)%
Other	1.7%	2.5%
Stock based compensation	31.1%	13.6%

Effective income tax rate	(4.1)%	(19.4)%

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

          The Company has Federal net operating loss carryforwards as of April 30, 2009 of approximately $2,762,900. The Federal Net Operating Loss (“NOL”) carryforwards expire beginning in 2020 and will be fully expired during 2030. The Company has various state NOL’s of approximately $312,600 which expire at various times through 2030.

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

          The tax years 2004-2008 remain open to examination by the major taxing jurisdictions to which we are subject.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2009

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

Bonus Plan

          On June 7, 2005, the Company approved a bonus plan for officers based on a formula which takes into account sales and EBITDA, with annual targets to be set at the level of the annual operating plan approved by the Board of Directors. The plan allows for payment up to 100% of the officers base salary. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the quarters ended April 30, 2009 and 2008, the Company expensed $88,000 and $105,000 in bonuses based on this plan, respectively.

Note 9. 401(k) Plan

          In March 2007, the Company established a 401(k) retirement plan (“plan”) for all eligible employees. In January 2008, the Company amended the plan to include a maximum Company contribution of 4 percent of base salary for the first 5 percent of elected base salary deferrals. Employees are eligible to contribute the maximum as allowed by law. For the quarters ended April 30, 2009 and 2008, the 401(k) expense was $23,800 and 19,300, respectively, and is included in selling, general and administrative expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          For a detailed description of factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in Item 1A-Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Results of Operations

          The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report.

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

          Sales for the three months ended April 30, 2009 were $3,427,700 as compared with $3,309,600 for the three months ended April 30, 2008, an increase of 118,100 or 4%. This increase was primarily attributable to an increase in branded product sales offset by a decrease in private label sales. Branded product sales increased by approximately $219,900 or 8% to $3,112,400 for the three months ended April 30, 2009, as compared to $2,892,500 for the three months ended April 30, 2008. Effective March 1, 2008, the Company reduced the price of certain Pro-Stat® formulas by approximately 12% on a weighted average basis. This decrease was implemented to allow the Company to more aggressively increase its market share and to strengthen its competitive position. The Company sold 10% more units of branded product for the quarter ended April 30, 2009 as compared to the three months ended April 30, 2008. Almost all of the Company’s branded product sales were from formulations of hydrolyzed collagen. Private label sales decreased by 101,800 or 24%, to approximately $315,300 for the three months ended April 30, 2009, as compared to $417,100 for the three months ended April 30, 2008.

          Cost of sales for the three months ended April 30, 2009 was $1,610,300 or 47% of sales, as compared with $1,540,200 for the three months ended April 30, 2008, or 47% of sales. Gross profit percentage was 53% for both periods primarily due to the increased sales of higher margin branded products and the Company’s continuous efforts to control product costs.

          Selling, general and administrative expenses for the three months ended April 30, 2009, decreased by $79,500 to $1,857,900 from $1,937,400 for the three months ended April 30, 2008. This decrease was primarily attributable to a decrease in stock based compensation expenses as historical grants became fully vested, offset by an increase in retail marketing development expenses.

          Research and development expenses for the three months ended April 30, 2009 increased by $95,600 to $147,100 from $51,500 for the three months ended April 30, 2008. The increase is primarily due to the timing of certain clinical trials.

          For the three months ended April 30, 2009, the Company had an operating loss of $187,600 as compared to operating loss of $219,500 for the three months ended April 30, 2008. The decrease in operating loss is primarily due to a higher gross profit on higher sales volume and a decrease in selling, general and administrative expenses, as discussed previously.

          Interest income was $37,600 for the three months ended April 30, 2009, compared to $68,900 for the three months ended April 30, 2008. The decrease is due to reduced interest rates.

          The Company recorded a tax benefit of $6,100 for the quarter ended April 30, 2009 at an effective tax rate of (4.1) % compared to a tax benefit of $29,200 at an effective rate of (19.4) % for the quarter ended April 30, 2008. For tax purposes, the Company’s income is calculated prior to certain GAAP charges for stock-based compensation, which are not tax deductible. The Company has a deferred tax asset of $1,382,200 and $1,417,600 as of April 30, 2009 and 2008, respectively, resulting from previous net operating losses, which will be applied against income taxes due.

          The Company’s net loss for the three months ended April 30, 2009 was $143,900, or $(0.01) per share, compared to a net loss for the three months ended April 30, 2008 of $121,400 or $(0.01) per share. The decrease in income is due to the reasons described above.

Liquidity and Capital Resources

          At April 30, 2009, the Company had cash, cash equivalents and short term investments of $9,599,100 as compared to $9,654,300 at January 31, 2009. At April 30, 2009, approximately 95% of accounts receivable were less than 30 days past due. Cash used in operations during the three months ended April 30, 2009 was $16,100 as compared to cash provided by operations of $459,100 for the three months ended April 30, 2008. The decrease in cash provided by operations is primarily due to a federal tax refund received in the three months ended April 30, 2008 of approximately $200,000, higher bonus payments paid in the three months ended April 30, 2009 related to prior year bonus accruals of approximately $144,000 and lower income provided by operations after excluding non-cash expenses of approximately $100,000.

          The Company’s future capital requirements will depend on many factors including: costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the potential expansion into retail markets, the costs of developing or acquiring new products, the costs of expanding its operations, and its ability to continue to generate positive cash flow from its sales.

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

Off-Balance Sheet Arrangements

          As of April 30, 2009, the Company did not have any off-balance sheet financing arrangements or any equity interests in any variable entity or other minority owned ventures.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

          Cash and cash equivalents at April 30, 2009 totaled $9.6 million. These amounts are primarily invested in money market accounts. The Company’s operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. The Company places its marketable investments in instruments that meet high credit quality standards. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. The impact on the Company’s results of one percentage point change in short-term interest rates would not have a material impact on the Company’s future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities. The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates due mainly to the short-term nature of our investment portfolio.

ITEM 4T. Controls and Procedures

Disclosure Controls and Procedures

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Medical Nutrition USA, Inc. in the reports it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Medical Nutrition USA, Inc. in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2009 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

32.1

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

MEDICAL NUTRITION USA, INC.

Dated: June 12, 2009	By:	/s/ Frank J. Kimmerling

Frank J. Kimmerling
Chief Financial Officer