Form 10-Q
period 2009-07-31
MEDICAL NUTRITION USA INC
filed 2009-09-11
CIK 722617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

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
Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,098,466 shares of common stock as of September 11, 2009.

MEDICAL NUTRITION USA, INC.

FORM 10-Q - INDEX

Part I. Financial Information

MEDICAL NUTRITION USA, INC.

CONDENSED BALANCE SHEETS

	July 31, 2009	January 31, 2009

	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$9,945,500	$9,654,300
Accounts receivable, net of allowance of $46,200 and $65,600, respectively	1,419,800	1,377,400
Inventories	627,200	510,600
Deferred income taxes	372,700	406,500
Prepaid income taxes	9,400	8,300
Other current assets	96,200	191,900

Total current assets	12,470,800	12,149,000

Fixed Assets, net of accumulated depreciation and amortization of $406,900 and $345,400, respectively	313,700	318,800

Other Assets:
Deferred income taxes	913,700	969,000
Security deposits	15,300	15,300
Investment in Organics Corporation of America	125,000	125,000
Intangible assets, net of amortization	260,700	276,800

	$14,099,200	$13,853,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$806,000	$530,700
Accrued expenses	640,600	967,600
Accrued rebates	54,300	73,700

Total current liabilities	1,500,900	1,572,000

Stockholders’ Equity:
Preferred stock $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding as of July 31, 2009 and January 31, 2009	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized; 14,198,614 and 14,128,614 shares issued as of July 31, 2009 and January 31, 2009, respectively	14,200	14,100
Additional paid-in-capital	25,404,300	25,067,600
Accumulated deficit	(12,516,800)	(12,497,900)
Less treasury stock, at cost, 100,148 and 98,080 shares, respectively	(303,400)	(301,900)

Total stockholders’ equity	12,598,300	12,281,900

	$14,099,200	$13,853,900

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED JULY 31,		THREE MONTHS ENDED JULY 31,

	2009	2008	2009	2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$7,551,800	$6,636,500	$4,124,100	$3,326,900
Cost of sales	3,562,800	3,103,100	1,953,300	1,562,900

Gross profit	3,989,000	3,533,400	2,170,800	1,764,000

Selling, general and administrative expenses	3,818,400	3,999,200	1,959,700	2,061,800

Research and development	177,800	51,500	30,700	—

Operating (loss) income	(7,200)	(517,300)	180,400	(297,800)

Interest income	78,000	121,800	40,500	52,900

Income (loss) income before income taxes	70,800	(395,500)	222,900	(244,900)

Income tax expense (benefit)	89,700	(90,400)	95,900	(61,200)

Net (loss) income	$(18,900)	$(305,100)	$125,000	$(183,700)

(Loss) earnings per common share:
Basic	$(0.00)	$(0.02)	$0.01	$(0.01)

Diluted	(0.00)	$(0.02)	$0.01	$(0.01)

Weighted average common shares outstanding
Basic	13,945,385	13,931,496	13,945,682	13,889,399

Diluted	13,945,385	13,931,496	14,111,589	13,889,399

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JULY 31,

	2009	2008

	(unaudited)	(unaudited)

Operating Activities:
Net loss	$(18,900)	$(305,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	94,200	71,900
Provision for (recovery) losses on accounts receivable	(19,400)	4,500
Deferred income tax (benefit) expense	89,100	(121,700)
Stock based compensation	336,800	575,500
Changes in operating assets and liabilities
Accounts receivable	(23,000)	(12,400)
Inventories	(116,600)	(60,200)
Prepaid income taxes	(1,100)	219,700
Other current assets	95,700	(47,000)
Accounts payable	275,300	122,100
Accrued expenses	(326,300)	70,500
Accrued rebates	(19,400)	(14,100)

Net cash provided by operating activities	366,400	503,700

Investing Activities:
Acquisition of fixed assets	(56,400)	(101,500)
Trademark costs	(6,200)	(21,000)
Capitalized patent costs	(9,900)	(19,800)
Website development costs	(1,200)	—
Purchase of short term investments	—	(61,600)

Net cash used in investing activities	(73,700)	(203,900)

Financing Activities:
Income tax benefit from exercise of stock options	—	29,500
Stock repurchase plan	—	(814,300)
Purchase of treasury stock	(1,500)	(4,300)
Proceeds from exercise of stock options	—	29,300

Net cash used in financing activities	(1,500)	(759,800)

Net increase (decrease) in cash	291,200	(460,000)
Cash - beginning of period	9,654,300	5,208,000

Cash - end of period	$9,945,500	$4,748,000

Supplemental information:
Taxes paid during the period	$4,500	$3,900

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JULY 31, 2009 (UNAUDITED)

							Total Stockholders’ Equity
	Common Stock		Additional	Accumulated	Treasury Stock

	Shares	Amount	Paid-in-capital	Deficit	Shares	Amount

Balance at January 31, 2009	14,030,534	$14,100	$25,067,600	$(12,497,900)	(98,080)	$(301,900)	$12,281,900

Restricted stock	70,000	100	—	—	—	—	100

Purchase of treasury stock	(2,068)	—	(100)	—	(2,068)	(1,500)	(1,600)

Stock based compensation	—	—	336,800	—	—	—	336,800

Net loss	—	—	—	(18,900)	—	—	(18,900)

Balance at July 31, 2009	14,098,466	$14,200	$25,404,300	$(12,516,800)	(100,148)	$(303,400)	$12,598,300

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009

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

          The accompanying unaudited condensed financial statements of Medical Nutrition USA, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these unaudited condensed financial statements do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ending July 31, 2009 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 31, 2010 or for any future period. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form-10K for the fiscal year ended January 31, 2009.

Note 2. Significant Accounting Policies:

Concentration of credit risk - The Company maintains the majority of its cash and cash equivalents in two financial institutions. The balances, at times, may exceed federally insured limits. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. At July 31, 2009, the Company had approximately $9.7 million in excess of FDIC insured limits.

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
JULY 31, 2009

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

Share based compensation – The Company accounts for stock based compensation plans under SFAS No.123 (revised 2004). “Share-Based Payment,” (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires that such transaction be accounted for using a fair value based method. Stock-based compensation expense is generally recognized ratably over the requisite service period. Total share-based compensation expense recorded as selling, general and administrative expenses in the condensed statements of operations for the three months ended July 31, 2009 and 2008 was $184,700 and $289,700, respectively. Total share-based compensation for the six months ended July 31, 2009 and 2008 was $336,800 and $575,500, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009

Note 2. Significant Accounting Policies (continued):

Earnings per share – The Company’s financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share.” Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.

Diluted earnings per common share utilizes the treasury stock method for calculating the dilutive effect of employee stock options, and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. In accordance with SFAS 128, diluted earnings per share are not presented in periods during which the Company incurred a loss from operations. For the three months ended July 31, 2009, the potentially dilutive common stock equivalents, consisting of stock options, which were excluded from the net income per share calculations due to their anti-dilutive effect was 2,464,284.

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares. A reconciliation of the numerators and denominators of basic and diluted per share computations follows:

	Six months ended July 31,		Three months ended July 31,
	2009	2008	2009	2008

Numerator:
Net (loss) income	$(18,900)	$(305,100)	$125,000	$(183,700)
Denominator:
Weighted average common shares (Basic)	13,945,385	13,931,496	13,945,682	13,889,399

Dilutive effect of outstanding options and nonvested shares of restricted stock	—	—	165,907	—

Weighted average common shares including assumed conversions (Diluted)	13,945,385	13,931,496	14,111,589	13,889,399

Basic net (loss) income per share	$(0.00)	$(0.02)	$0.01	$(0.01)
Diluted net (loss) income per share	$(0.00)	$(0.02)	$0.01	$(0.01)

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009

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
JULY 31, 2009

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This standard was effective for the quarter ended July 31, 2009. The adoption of this pronouncement did not have a material impact on the Company’s financial statements. The Company evaluated all events or transactions that occurred from July 31, 2009 to September 11, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable or non-recognizable subsequent events.

 In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting and reporting standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants. SFAS 168 is not intended to create new accounting and reporting guidance but rather to organize and simplify existing authoritative literature. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for us is our quarter ending October 31, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial statements.

Note 3. Fixed Assets:

Fixed assets consisted of the following at July 31, 2009 and January 31, 2009, respectively:

	July 31, 2009	January 31, 2009

Furniture, fixtures and equipment	$670,200	$613,800
Leasehold improvements	50,400	50,400

	720,600	664,200
Less: Accumulated depreciation and amortization	406,900	345,400

	$313,700	$318,800

Depreciation and amortization expense was $31,800 and $22,800 for the three months ended July 31, 2009 and 2008, respectively. Depreciation and amortization expense was $60,900 and $42,700 for the six months ended July 31, 2009 and 2008, respectively.

Note 4. Intangible Assets:

Intangible assets consisted of the following at July 31, 2009 and January 31, 2009, respectively:

	July 31, 2009	January 31, 2009

Patent application and other deferred costs	$302,400	$292,500

Trademarks	119,400	113,300

Website development costs	22,100	20,900

	443,900	426,700

Less accumulated amortization	183,200	149,900

	$260,700	$276,800

Intangible amortization expense was $16,700 and $14,300 for the three months ended July 31, 2009 and 2008, respectively. Intangible amortization expense was $33,300 and $29,200 for the six months ended July 31, 2009 and 2008, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009

Note 5. Major Customer and Major Vendor-Related Party:

Major Customers

          For the three months ended July 31, 2009, two distributors accounted for approximately 26% of total revenues, representing $1,095,400 of sales as compared to 27% or $891,600 of sales for the three months ended July 31, 2008 for the same distributors. For the six months ended July 31, 2009, two distributors accounted for approximately 26% of total revenues, representing $2,051,700 of sales as compared to 28% or $1,882,200 of sales for the six months ended July 31, 2008 for the same distributors. The Company has no contractual arrangements with these distributors, and if they were to discontinue purchasing from the Company, it could have a material impact on the Company’s sales unless end users were able to purchase the Company’s product from alternative distributors.

          As of July 31, 2009, these two customers had an aggregate open accounts receivable balance of $254,700 which represented 17% of the Company’s total accounts receivable.

Major Vendor-Related Party

          During the three months ended July 31, 2009 and 2008, the Company purchased $1,505,000 and $1,199,300, respectively, of finished goods from Organics Corporation of America (“Organics”), an approximate 1% shareholder of the Company, under a supply agreement. As of July 31, 2009, the Company had an accounts payable balance with Organics of $516,500. During the six months ended July 31, 2009 and 2008, the Company purchased $2,657,400 and $2,333,600, respectively, of finished goods from Organics. The Company owns approximately 5% of the outstanding stock of Organics.

Note 6. Stockholders’ Equity:

2000 Long-Term Incentive Stock Plan

          On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the “2000 Plan”). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR’s) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At July 31, 2009, no stock option grants were outstanding under the 2000 Plan.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009

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

          Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock, increased by 250,000 additional shares of common stock as of January 1, 2004. At the 2004 Annual Meeting, the 2003 Plan was amended to provide that as of January 31 of each year, commencing with January 31, 2005, the aggregate number of Common Shares reserved for issuance under the 2003 Plan would automatically increase in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At July 31, 2009, 2,534,284 options were issued and outstanding under the 2003 Plan.

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

          In addition to the options issued in connection with the plans described above, options exercisable for an additional 200,000 shares remained outstanding as of July 31, 2009, which were issued prior to January 31, 2003 and not pursuant to any formal plan.

A summary of option activity during the six months ended July 31, 2009 is presented below:

	Options	Weighted Average exercise price

Outstanding at January 31, 2009	2,809,284	$2.39

Granted	—	—
Exercised	—	—
Expired or Surrendered	(75,000)	4.05

Outstanding at July 31, 2009	2,734,284	$2.39

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009

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

          For the three and six months ended July 31, 2008, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. For the three and six months ended July 31, 2008, the expected volatility was based on both historical volatility and implied volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends. The Company did not grant stock options during the three and six months ended July 31, 2009.

          The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted in the quarter and six months ended July 31, 2009 and 2008:

	Three months ended		Six months ended
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008

Expected term until exercised, years	—	6	—	6
Expected stock price volatility, average	—%	106%	—%	106%
Risk-free interest rate	—%	3.9%	—%	3.9%
Expected dividend yield	—	0	—	0
Weighted-average fair value per option	$—	$2.38	$—	$2.38

Restricted Stock Awards

          The following table summarizes the status of restricted stock as of July 31, 2009, and changes during the six months then ended:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 31, 2009	373,333	$2.90
Granted	70,000	1.66
Vested	(3,333)	4.40
Forfeited	(47,500)	3.68

Nonvested at July 31, 2009	392,500	$2.57

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009

Note 7. Income Taxes:

          The components of the provision for income taxes consist of the following:

	Six Months Ended July 31, 2009	Six Months Ended July 31, 2008

Current - Federal	$—	$—
Current - State	700	1,900
Deferred - Federal	76,500	(85,100)
Deferred - State	12,500	(7,200)

Income tax (benefit) expense	$89,700	$(90,400)

          Income tax (benefit) expense was calculated using the statutory tax rate. The difference between the effective tax rate and the statutory tax rate is mainly due to nondeductible stock based compensation expense.

	Six Months Ended July 31, 2009	Six Months Ended July 31, 2008

Statutory Federal income tax rate	34.0%	(34.0)%
State taxes, net of Federal benefit	6.1%	(2.5)%
Permanent difference	6.0%	1.6%
Stock based compensation	75.3%	10.7%
Other	5.3%	1.4%

Effective income tax rate	126.7%	(22.8)%

           The increase in the effective income tax rate for the six months ended July 31, 2009 as compared to the six months ended July 31, 2008 is primarily due to stock based compensation as it relates to the write off of certain deferred tax assets in connection with the vesting of restricted shares.

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

          The Company has Federal income tax loss carryforwards as of July 31, 2009 of approximately $2,454,400. The Federal Net Operating Loss (“NOL”) carryforwards expire beginning in 2020 and will be fully expired during 2025.

          Effective January 1, 2007, the Company adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption of this pronouncement did not have a material effect on the financial statements.

          The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which we are subject.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009

Note 8. Commitments and Contingencies:

Lease Commitments

          The Company leases an office and warehouse facility in New Jersey under a lease, which expires in December 2012. Total rent expense for the three months ended July 31, 2009 and 2008 was $30,800 and $29,700, respectively. Total rent expense for the six months ended July 31, 2009 and 2008 was $61,700 and $63,100, respectively.

The future minimum lease payments are as follow:

Years Ended January 31,

2010	$43,700
2011	84,500
2012	86,400
2013	80,800

$295,400

          The Company leases vehicles and equipment under various operating leases expiring through 2012. During the three months ended July 31, 2009 and 2008, the total payments under such leases were $3,600 and $3,700, respectively. During the six months ended July 31, 2009 and 2008, the total payments under such leases were $7,400.

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

Bonus Plan

          On June 7, 2005, the Company approved a bonus plan for officers based on a formula which takes into account sales and EBITDA, with annual targets to be set at the level of the annual operating plan approved by the Board of Directors. The plan allows for payment up to 100% of the officers base salary. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the three months ended July 31, 2009 and 2008, the Company expensed $42,100 and $90,000 in bonuses based on this plan, respectively. For the six months ended July 31, 2009 and 2008, the Company expensed $130,100 and $195,400 in bonuses based on this plan, respectively.

Note 9. 401(k) Plan

          In March 2007, the Company established a 401(k) retirement plan (“plan”) for all eligible employees. In January 2008, the Company amended the plan to include a maximum Company contribution of 4 percent of base salary for the first 5 percent of elected base salary deferrals. Employees are eligible to contribute the maximum as allowed by law. For the three months ended July 31, 2009 and 2008, the 401(k) expense was $21,200 and 22,700, respectively. For the six months ended July 31, 2009 and 2008, the 401(k) expenses were $45,000 and $42,000, respectively. The 401(k) expense is included in selling, general and administrative expenses.

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

Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008

          Sales for the three months ended July 31, 2009 were $4,124,100 as compared with $3,326,900 for the three months ended July 31, 2008, an increase of $797,200 or 24%. This increase was primarily attributable to an increase in branded product sales offset by a decrease in non branded sales. Branded product sales increased by approximately $696,800 or 23% to $3,799,400 for the three months ended July 31, 2009, as compared to $3,102,600 for the three months ended July 31, 2008. The Company had a 20% increase in branded product unit sales for the three months ended July 31, 2009 as compared to the three months ended July 31, 2008. The majority of the Company’s branded product sales were from formulations of hydrolyzed collagen. Non branded sales increased by $100,400 or 45%, to approximately $324,700 for the three months ended July 31, 2009, as compared to $224,300 for the three months ended July 31, 2008.

          Cost of sales for the three months ended July 31, 2009 was $1,953,300 or 47% of sales, as compared with $1,562,900 for the three months ended July 31, 2008, or 47% of sales. Gross profit percentage was 53% for both periods primarily due to the increased sales of higher margin branded products and the Company’s continuous efforts to control product costs.

          Selling, general and administrative expenses for the three months ended July 31, 2009, decreased by $102,100 to $1,959,700 from $2,061,800 for the three months ended July 31, 2008. This decrease was primarily attributable to a decrease in selling and marketing personnel costs and a decrease in retail marketing development expenses.

          Research and development expenses for the three months ended July 31, 2009 increased by $30,700 to $30,700 from $0 for the three months ended July 31, 2008. The increase is primarily due to the timing of certain clinical studies.

          For the three months ended July 31, 2009, the Company had operating income of $180,400 as compared to operating loss of $297,800 for the three months ended July 31, 2008. The increase in operating income is primarily due to higher branded sales and a decrease in selling, general and administrative expenses, as discussed previously.

          Interest income was $40,500 for the three months ended July 31, 2009, compared to $52,900 for the three months ended July 31, 2008. The decrease is due to reduced interest rates.

          The Company recorded a tax expense of $95,900 for the three months ended July 31, 2009 compared to a tax benefit of $61,200 for the three months ended July 31, 2008. For tax purposes, the Company’s income is calculated prior to certain GAAP charges for stock-based compensation, which are not tax deductible.

          The Company’s net income for the three months ended July 31, 2009 was $125,000, or $0.01 per share, compared to a net loss for the three months ended July 31, 2008 of $183,700 or $(0.01) per share. The increase in income is due to the reasons described above.

Six Months Ended July 31, 2009 Compared to Six Months Ended July 31, 2008

          Sales for the six months ended July 31, 2009 were $7,551,800 as compared with $6,636,500 for the six months ended July 31, 2008, an increase of $915,300 or 14%. This increase was primarily attributable to an increase in branded product sales of approximately 15% to $6,911,800 from $5,995,100. The Company had a 15% increase in branded product unit sales for the six months ended July 31, 2009 as compared to the six months ended July 31, 2008. The majority of the Company’s branded product sales were from formulations of hydrolyzed collagen. Non branded sales decreased by $1,500 to approximately $640,000 for the six months ended July 31, 2009 from $641,500 for the six months ended July 31, 2008.

          Cost of sales for the six months ended July 31, 2009 was $3,562,800 or 47% of sales, as compared with $3,103,100 for the six months ended July 31, 2008, or 47% of sales. Gross profit percentage was 53% for both periods primarily due to the increased sales of higher margin branded products and the Company’s continuous efforts to control product costs.

          Selling, general and administrative expenses for the six months ended July 31, 2009, decreased by $180,800 to $3,818,400, from $3,999,200 for the six months ended July 31, 2008. This decrease was primarily attributable to a decrease in stock based compensation expense, a decrease in tradeshow costs, offset by an increase in general and administrative personnel costs.

          Research and development expenses for the six months ended July 31, 2009 increased by $126,300 to $177,800 from $51,500 for the six months ended July 31, 2008. The increase is primarily due to the timing of certain clinical studies.

          For the six months ended July 31, 2009, the Company had an operating loss of $7,200 as compared to an operating loss of $517,300 for the six months ended July 31, 2008. The decrease in operating income is due to the reasons described above.

          Interest income was $78,000 for the six months ended July 31, 2009, compared to $121,800 in the prior period. The decrease is due to reduced interest rates.

          The Company recorded a tax expense of $89,700 for the six months ended July 31, 2009 at an effective rate of 126.7%, compared to a tax benefit of $90,400 at am effective rate of (22.8)%, for the six months ended July 31, 2008. For tax purposes, the Company’s income is calculated prior to certain GAAP charges for stock-based compensation, which is not tax deductible. The Company had a net deferred tax asset of $1,286,400 and $1,479,400 as of July 31, 2009 and 2008, respectively, resulting from previous net operating losses, which will be applied against income taxes due.

          The Company’s net loss for the six months ended July 31, 2009 was $18,900 or $(0.00) per share, compared to a net loss for the six months ended July 31, 2008 of $305,100 or $(0.02) per share. The increase in income is due to the reasons described above.

Liquidity and Capital Resources

          At July 31, 2009, the Company had cash, cash equivalents and short term investments of $9,945,500 as compared to $9,654,300 at January 31, 2009. At July 31, 2009, approximately 99% of accounts receivable were less than 30 days past due. Cash provided by operations during the six months ended July 31, 2009 was $366,400 as compared to cash provided by operations of $503,700 for the six months ended July 31, 2008. The decrease in cash provided by operations is primarily due to a federal tax refund received in the six months ended July 31, 2008 of approximately $200,000, higher bonus payments paid in the six months ended July 31, 2009 related to prior year bonus accruals of approximately $144,000, offset by higher income provided by operations.

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

Off-Balance Sheet Arrangements

          As of July 31, 2009, the Company did not have any off-balance sheet financing arrangements or any equity interests in any variable entity or other minority owned ventures.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

          Cash and cash equivalents at July 31, 2009 totaled $9.9 million. These amounts are primarily invested in money market accounts. The Company’s operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. The Company places its marketable investments in instruments that meet high credit quality standards. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. The impact on the Company’s results of one percentage point change in short-term interest rates would not have a material impact on the Company’s future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities. The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates due mainly to the short-term nature of our investment portfolio.

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

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended July 31, 2009 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. Other Information

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

MEDICAL NUTRITION USA, INC.

Dated: September 11, 2009	By:	/s/ Frank J. Kimmerling

Frank J. Kimmerling
Chief Financial Officer