Form 10-Q
period 2009-09-30
MEDICAL NUTRITION USA INC
filed 2009-12-04
CIK 722617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED SINCE LAST REPORT)

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

Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,098,466 shares of common stock as of December 4, 2009.

MEDICAL NUTRITION USA, INC.

FORM 10-Q - INDEX

Part I. Financial Information

MEDICAL NUTRITION USA, INC.

CONDENSED BALANCE SHEETS

	October 31, 2009	January 31, 2009

	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$3,797,000	$9,654,300
Short-term investments	7,016,100	—
Accounts receivable, net of allowance of $49,200 and $65,600, respectively	1,455,000	1,377,400
Inventories	535,800	510,600
Deferred income taxes	364,000	406,500
Prepaid income taxes	—	8,300
Other current assets	60,200	191,900

Total current assets	13,228,100	12,149,000

Fixed Assets, net of accumulated depreciation and amortization of $440,900 and $345,400, respectively	281,900	318,800

Other Assets:
Deferred income taxes	785,800	969,000
Security deposits	15,300	15,300
Investment in Organics Corporation of America	125,000	125,000
Intangible assets, net of amortization	249,200	276,800

	$14,685,300	$13,853,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$545,300	$530,700
Accrued expenses	976,300	967,600
Income taxes payable	40,500	—
Accrued rebates	54,200	73,700

Total current liabilities	1,616,300	1,572,000

Stockholders’ Equity:
Preferred stock $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding as of October 31, 2009 and January 31, 2009	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized; 14,198,614 and 14,128,614 shares issued as of October 31, 2009 and January 31, 2009, respectively	14,200	14,100
Additional paid-in-capital	25,590,200	25,067,600
Accumulated deficit	(12,232,000)	(12,497,900)
Less treasury stock, at cost, 101,148 and 98,080 shares, respectively	(303,400)	(301,900)

Total stockholders’ equity	13,069,000	12,281,900

	$14,685,300	$13,853,900

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED OCTOBER 31,		THREE MONTHS ENDED OCTOBER 31,

	2009	2008	2009	2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$11,606,500	$10,063,200	$4,054,700	$3,426,700
Cost of sales	5,387,600	4,717,800	1,824,800	1,614,700

Gross profit	6,218,900	5,345,400	2,229,900	1,812,000

Selling, general and administrative expenses	5,616,000	5,898,800	1,797,600	1,899,600

Research and development	197,600	51,500	19,800	—

Operating income (loss)	405,300	(604,900)	412,500	(87,600)

Interest income	134,700	184,900	56,700	63,100

Income (loss) before income taxes	540,000	(420,000)	469,200	(24,500)

Income tax expense (benefit)	274,100	(64,000)	184,400	26,400

Net income (loss)	$265,900	$(356,000)	$284,800	$(50,900)

Earnings (loss) per common share:
Basic	$0.02	$(0.03)	$0.02	$(0.00)

Diluted	$0.02	$(0.03)	$0.02	$(0.00)

Weighted average common shares outstanding
Basic	13,945,485	13,898,967	13,945,682	13,834,616

Diluted	14,038,353	13,898,967	14,167,165	13,834,616

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED OCTOBER 31,

	2009	2008

	(unaudited)	(unaudited)

Operating Activities:
Net income (loss)	$265,900	$(356,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	145,500	113,400
Provision for (recovery) from losses on accounts receivable	(16,400)	9,600
Deferred income tax expense (benefit)	225,700	(108,700)
Stock based compensation	522,700	871,600
Changes in operating assets and liabilities
Accounts receivable	(61,200)	(118,300)
Inventories	(25,200)	(118,800)
Prepaid income taxes	8,300	221,500
Income taxes payable	40,500	—
Other current assets	115,600	37,800
Accounts payable	14,600	154,600
Accrued expenses	8,700	301,000
Accrued rebates	(19,500)	(11,800)

Net cash provided by operating activities	1,225,200	995,900

Investing Activities:
Acquisition of fixed assets	(58,500)	(147,300)
Trademark costs	(10,400)	(42,300)
Capitalized patent costs	(10,900)	(19,600)
Website development costs	(1,200)	(700)
Purchase of short term investments	(7,000,000)	—
Redemption of short term investments	—	2,336,800

Net cash (used in) provided by investing activities	(7,081,000)	2,126,900

Financing Activities:
Income tax benefit from exercise of stock options	—	40,800
Stock repurchase plan	—	(814,200)
Purchase of treasury stock	(1,500)	(4,300)
Proceeds from exercise of stock options	—	42,200

Net cash used in financing activities	(1,500)	(735,500)

Net (decrease) increase in cash	(5,857,300)	2,387,300
Cash - beginning of period	9,654,300	5,208,000

Cash - end of period	$3,797,000	$7,595,300

Supplemental information:
Taxes paid during the period	$4,500	$3,900

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED OCTOBER 31, 2009 (UNAUDITED)

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount	Paid-in-capital	Deficit	Shares	Amount

Balance at January 31, 2009	14,030,534	$14,100	$25,067,600	$(12,497,900)	(98,080)	$(301,900)	$12,281,900

Restricted stock granted	70,000	100	—	—	—	—	100

Purchase of treasury stock	(2,068)	—	(100)	—	(2,068)	(1,500)	(1,600)

Stock based compensation	—	—	522,700	—	—	—	522,700

Net income	—	—	—	265,900	—	—	265,900

Balance at October 31, 2009	14,098,466	$14,200	$25,590,200	$(12,232,000)	(100,148)	$(303,400)	$13,069,000

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009

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

          The accompanying unaudited condensed financial statements of Medical Nutrition USA, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these unaudited condensed financial statements do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ending October 31, 2009 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 31, 2010 or for any future period. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed financial statements should be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form-10K for the fiscal year ended January 31, 2009.

Note 2. Significant Accounting Policies:

Concentration of credit risk - The Company maintains the majority of its cash and cash equivalents in two financial institutions. The balances, at times, may exceed federally insured limits At October 31, 2009, the Company had approximately $3.3 million in excess of FDIC insured limits.

Additionally, the Company has approximately $7,000,000 invested in a short term duration fund at a financial institution. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates.

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

Short term investments –The Company investment consists of approximately $7,000,00 in a short duration bond fund with a financial institution. The fund has an average credit quality of AAA. The Company accounts for short-term investments under Accounting Standards Code 320, “Accounting for Certain Investments in Debt and Equity Securities.” As of October 31, 2009, all short term investments were accounted for as available for sale securities.

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
OCTOBER 31, 2009

Note 2. Significant Accounting Policies (continued):

Inventories - Inventories, which consist primarily of purchased finished goods, are stated at the lower of cost or market, using the “first-in, first-out” (FIFO) cost method.

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

Income taxes – The Company provides for income taxes in accordance with Accounting Standards Code 740 “Accounting for Income Taxes.” ASC 740 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Additionally, the Company adopted ASC No. 740-10, “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters.

Fair value of financial instruments - ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability

The following table illustrates the Company’s financial assets that were accounted for at fair value as of October 31, 2009 according to the valuation techniques the Company used to determine fair value:

	Fair Value at October 31, 2009	Level 1	Level 2	Level 3

Available for sale securities	$7,016,100	$7,016,100	—	—

Revenue recognition – Revenue is recognized when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectability is reasonably assured. Revenue from product sales is recognized upon shipment of products to customers.

Share based compensation – The Company accounts for stock based compensation plans under ASC 718. “Share-Based Payment,” ASC No. 718 addresses the accounting for share based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that such transaction be accounted for using a fair value based method. Stock-based compensation expense is generally recognized ratably over the requisite service period. Total share-based compensation expense recorded as selling, general and administrative expenses in the condensed statements of operations for the three months ended October 31, 2009 and 2008 was $185,900 and $296,100, respectively. Total share-based compensation for the nine months ended October 31, 2009 and 2008 was $522,700 and $871,600, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 2. Significant Accounting Policies (continued):

Earnings per share – Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share utilizes the treasury stock method for calculating the dilutive effect of employee stock options, and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. Diluted earnings per share are not presented in periods during which the Company incurred a loss from operations. For the three and nine months ended October 31, 2009, the potentially dilutive common stock equivalents, consisting of stock options, which were excluded from the net income per share calculations due to their anti-dilutive effect was 1,970,284 and 2,519,284, respectively.

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares. A reconciliation of the numerators and denominators of basic and diluted per share computations follows:

	Nine months ended October 31,		Three months ended October 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Numerator:
Net income (loss)	$265,900	$(356,000)	$284,800	$(50,900)
Denominator:
Weighted average common shares (Basic)	13,945,485	13,898,967	13,945,682	13,834,616

Dilutive effect of outstanding options and nonvested shares of restricted stock	92,868	—	221,483	—

Weighted average common shares including assumed conversions (Diluted)	14,038,353	13,898,967	14,167,165	13,834,616

Basic net income (loss) per share	$0.02	$(0.03)	$0.02	$(0.00)
Diluted net income (loss) per share	$0.02	$(0.03)	$0.02	$(0.00)

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009

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

Recent Pronouncements –In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards CodificationTM, or ASC, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All other accounting literature not included in the ASC is now nonauthoritative. The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and its adoption did not have any impact on the Company’s financial statements. The ASC is updated through the FASB’s issuance of Accounting Standard Updates, or ASUs. Summarized below are recently issued accounting pronouncements as described under the new ASC structure.

In September 2006, the FASB issued ASC No. 825, “Fair Value Measurements,” or ASC 825, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB partially deferred the effective date of ASC 825 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued ASC No. 805, “Business Combinations,” or ASC 805. ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC 805 was effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which was our fiscal year beginning February 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued an amendment to ASC No. 810, entitled “Noncontrolling Interests in Consolidated Financial Statements,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The standard also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which was our fiscal year beginning February 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In December 2007, the FASB ratified ASC No. 808, “Accounting for Collaborative Arrangements.” ASC 808 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. ASC 808 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which was our fiscal year beginning February 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 2. Significant Accounting Policies (continued):

In April 2008, the FASB issued an amendment to ASC No. 350 entitled “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The amendment was effective for the Company beginning February 1, 2009 and did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued ASC No. 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under this standard, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. ASC 260 is effective for fiscal years beginning after December 15, 2008, which was our fiscal year beginning February 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC No. 855, “Subsequent Events.” ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This standard was effective for the quarter ended July 31, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements. The Company evaluated all events or transactions that occurred from October 31, 2009 to December 4, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable or non-recognizable subsequent events.

In June 2009, the FASB issued an amendment to ASC 810, entitled “Consolidation of Variable Interest Entities,” which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and will require a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. This amendment will be effective at the start of a company’s fiscal year beginning February 1, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on its financial statements.

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosure,” or ASU 2009-12, which provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

Note 3. Fixed Assets:

Fixed assets consisted of the following at October 31, 2009 and January 31, 2009, respectively:

	October 31, 2009	January 31, 2009
	(unaudited)

Furniture, fixtures and equipment	$672,400	$613,800
Leasehold improvements	50,400	50,400

	722,800	664,200
Less: Accumulated depreciation and amortization	440,900	345,400

	$281,900	$318,800

Depreciation and amortization expense was $34,500 and $25,700 for the three months ended October 31, 2009 and 2008, respectively. Depreciation and amortization expense was $95,400 and $68,400 for the nine months ended October 31, 2009 and 2008, respectively.

Note 4. Intangible Assets:

Intangible assets consisted of the following at October 31, 2009 and January 31, 2009, respectively:

	October 31, 2009	January 31, 2009
	(unaudited)

Patent application and other deferred costs	$303,400	$292,500

Trademarks	123,700	113,300

Website development costs	22,100	20,900

	449,200	426,700

Less accumulated amortization	200,000	149,900

	$249,200	$276,800

Intangible amortization expense was $16,800 and $15,800 for the three months ended October 31, 2009 and 2008, respectively. Intangible amortization expense was $50,100 and $45,000 for the nine months ended October 31, 2009 and 2008, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 5. Major Customer and Major Vendor-Related Party:

Major Customers

          For the three months ended October 31, 2009, two distributors accounted for approximately 26% of total revenues, representing $1,122,500 of sales as compared to 27% or $941,700 of sales for the three months ended October 31, 2008 for the same distributors. For the nine months ended October 31, 2009, two distributors accounted for approximately 26% of total revenues, representing $3,174,200 of sales as compared to 28% or $2,822,600 of sales for the nine months ended October 31, 2008 for the same distributors. The Company has no contractual arrangements with these distributors, and if they were to discontinue purchasing from the Company, it could have a material impact on the Company’s sales unless end users were able to purchase the Company’s product from alternative distributors.

          As of October, 2009, these two customers had an aggregate open accounts receivable balance of $363,500 which represented 25% of the Company’s total accounts receivable.

Major Vendor-Related Party

          During the three months ended October 31, 2009 and 2008, the Company purchased $1,090,500 and $1,197,300, respectively, of finished goods from Organics Corporation of America (“Organics”), an approximate 1% shareholder of the Company, under a supply agreement. As of October 31, 2009, the Company had an accounts payable balance with Organics of $334,400. During the nine months ended October 31, 2009 and 2008, the Company purchased $3,747,900 and $3,530,900, respectively, of finished goods from Organics. The Company owns approximately 5% of the outstanding stock of Organics.

Note 6. Stockholders’ Equity:

2000 Long-Term Incentive Stock Plan

          On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the “2000 Plan”). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR’s) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. At October 31, 2009, no stock option grants were outstanding under the 2000 Plan.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009

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

          Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock, increased by 250,000 additional shares of common stock as of January 1, 2004. At the 2004 Annual Meeting, the 2003 Plan was amended to provide that as of January 31 of each year, commencing with January 31, 2005, the aggregate number of Common Shares reserved for issuance under the 2003 Plan would automatically increase in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At October 31, 2009, 2,594,284 options were issued and outstanding under the 2003 Plan.

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

          In addition to the options issued in connection with the plans described above, options exercisable for an additional 200,000 shares remained outstanding as of October 31, 2009, which were issued prior to January 31, 2003 and not pursuant to any formal plan.

A summary of option activity during the nine months ended October 31, 2009 is presented below:

	Options	Weighted Average exercise price

Outstanding at January 31, 2009	2,809,284	$2.39

Granted	60,000	1.81
Exercised	—	—
Expired or Surrendered	(75,000)	4.05

Outstanding at October 31, 2009	2,794,284	$2.34

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 6. Stockholders’ Equity (continued):

          ASC 718 requires the benefits of tax deductions in excess of those recognized in conjunction with compensation expense, to be reported as a financing cash flow, rather than as an operating cash flow. This requirement has the effect of reducing net operating cash flows and increasing net financing cash flows in periods in and after adoption.

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

          For the three and nine months ended October, 2009 and 2008, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. For the three and nine months ended October 31, 2009 and 2008, the expected volatility was based on both historical volatility and implied volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends. The Company granted 60,000 stock options during the three and nine months ended October 31, 2009.

          The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted in the three and nine months ended October 31, 2009 and 2008:

	Three months ended		Nine months ended
	October 31, 2009	October 31, 2008	October 31, 2009	October 31, 2008

Expected term until exercised, years	6	6	6	6
Expected stock price volatility, average	80%	66%	80%	66%
Risk-free interest rate	3.4%	3.5%	3.4%	3.5%
Expected dividend yield	0	0	0	0
Weighted-average fair value per option	$1.28	$1.24	$1.28	$1.24

Restricted Stock Awards

          The following table summarizes the status of restricted stock as of October 31, 2009, and changes during the nine months then ended:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 31, 2009	373,333	$2.90
Granted	70,000	1.66
Vested	(3,333)	4.40
Forfeited	(47,500)	3.68

Nonvested at October 31, 2009	392,500	$2.57

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 7. Income Taxes:

          The components of the provision for income taxes consist of the following:

	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008

Current - Federal	$—	$—
Current - State	48,500	3,800
Deferred - Federal	227,800	(70,800)
Deferred - State	(2,200)	3,000

Income tax expense (benefit)	$274,100	$(64,000)

          Income tax expense (benefit) was calculated using the statutory tax rate. The difference between the effective tax rate and the statutory tax rate is mainly due to nondeductible stock based compensation expense.

	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008

Statutory Federal income tax rate	34.0%	(34.0%)
State taxes, net of Federal benefit	3.9%	0.8%
Permanent difference	1.0%	—%
Stock based compensation	11.1%	15.0%
Other	0.7%	3.0%

Effective income tax rate	50.7%	(15.2%)

           The increase in the effective income tax rate for the nine months ended October 31, 2009 as compared to the nine months ended October 31, 2008 is primarily due to the increase in net income for the comparable periods.

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

          The Company has Federal income tax loss carryforwards as of October 31, 2009 of approximately $1,711,000. The Federal Net Operating Loss (“NOL”) carryforwards expire beginning in 2020 and will be fully expired during 2025.

          Effective January 1, 2007, the Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption of this pronouncement did not have a material effect on the financial statements.

          The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which we are subject.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 8. Commitments and Contingencies:

Lease Commitments

          The Company leases an office and warehouse facility in New Jersey under a lease, which expires in December 2012. Total rent expense for the three months ended October 31, 2009 and 2008 was $29,800 and $29,300, respectively. Total rent expense for the nine months ended October 31, 2009 and 2008 was $91,400 and $92,400, respectively.

The future minimum lease payments are as follow:

Years Ended January 31,

2010	$21,600
2011	84,500
2012	86,400
2013	80,800

$273,300

          The Company leases vehicles and equipment under various operating leases expiring through 2012. During the three months ended October 31, 2009 and 2008, the total payments under such leases were $3,600 and $3,200, respectively. During the nine months ended October 31, 2009 and 2008, the total payments under such leases were $11,000 and $10,600, respectively.

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

Bonus Plan

          On June 7, 2005, the Company approved a bonus plan for officers based on a formula which takes into account sales and EBITDA, with annual targets to be set at the level of the annual operating plan approved by the Board of Directors. The plan allows for payment up to 100% of the officers base salary. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the three months ended October 31, 2009 and 2008, the Company expensed $85,900 and $10,200 in bonuses based on this plan, respectively. For the nine months ended October 31, 2009 and 2008, the Company expensed $216,000 and $205,600 in bonuses based on this plan, respectively.

Note 9. 401(k) Plan

          In March 2007, the Company established a 401(k) retirement plan (“plan”) for all eligible employees. In January 2008, the Company amended the plan to include a maximum Company contribution of 4 percent of base salary for the first 5 percent of elected base salary deferrals. Employees are eligible to contribute the maximum as allowed by law. For the three months ended October 31, 2009 and 2008, the 401(k) expense was $20,300 and $21,400, respectively. For the nine months ended October 31, 2009 and 2008, the 401(k) expenses were $65,300 and $63,400, respectively. The 401(k) expense is included in selling, general and administrative expenses.

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

          For a detailed description of factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in Item 1A-Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as well as the disclosure set forth under Part II, Item 5 of this Quarterly Report on Form 10-Q.

Results of Operations

          The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report.

Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008

          Sales for the three months ended October 31, 2009 were $4,054,700 as compared with $3,426,700 for the three months ended October 31, 2008, an increase of $628,000 or18%. This increase was primarily attributable to an increase in branded product sales offset by a decrease in non branded sales. Branded product sales increased by approximately $767,500 or 25% to $3,815,500 for the three months ended October 31, 2009, as compared to $3,048,000 for the three months ended October 31, 2008. The Company had a 25% increase in branded product unit sales for the three months ended October 31, 2009 as compared to the three months ended October 31, 2008. The majority of the Company’s branded product sales were from formulations of hydrolyzed collagen. Non branded sales decreased by $139,500 or 37%, to $239,200 for the three months ended October 31, 2009, as compared to $378,700 for the three months ended October 31, 2008.

          Cost of sales for the three months ended October 31, 2009 was $1,824,800 or 45% of sales, as compared with $1,614,700 for the three months ended October 31, 2008, or 47% of sales. Gross profit percentage was 55% for the three months ended October 31, 2009 as compared to 53% for the three months ended October 31, 2008. This increase is primarily due to the increased sales of higher margin branded products and the Company’s continuous efforts to control product costs.

          Selling, general and administrative expenses for the three months ended October 31, 2009, decreased by $102,000 to $1,797,600 from $1,899,600 for the three months ended October 31, 2008. This decrease was primarily attributable to a decrease in stock based compensation expense and sales and marketing expenses offset by an increase in general and administrative personal expense.

          Research and development expenses for the three months ended October 31, 2009 increased by $19,800 to $19,800 from $0 for the three months ended October 31, 2008. The increase is primarily due to the timing of certain clinical studies.

          For the three months ended October 31, 2009, the Company had operating income of $412,500 as compared to operating loss of $(87,600) for the three months ended October 31, 2008. The increase in operating income is primarily due to higher branded sales and a decrease in selling, general and administrative expenses, as discussed above.

          Interest income was $56,700 for the three months ended October 31, 2009, compared to $63,100 for the three months ended October 31, 2008. The decrease is due to reduced interest rates.

          The Company recorded a tax expense of $184,400 for the three months ended October 31, 2009 compared to a tax expense of $26,400 for the three months ended October 31, 2008. For tax purposes, the Company’s income is calculated prior to certain GAAP charges for stock-based compensation, which are not tax deductible.

          The Company’s net income for the three months ended October 31, 2009 was $284,800, or $0.02 per share, compared to a net loss for the three months ended October 31, 2008 of $(50,900) or $ (0.00) per share. The increase in income is due to the reasons described above.

Nine Months Ended October 31, 2009 Compared to Nine Months Ended October 31, 2008

          Sales for the nine months ended October 31, 2009 were $11,606,500 as compared with $10,063,200 for the nine months ended October 31, 2008, an increase of $1,543,300 or 15%. This increase was primarily attributable to an increase in branded product sales of $1,684,300 or 19% to $10,727,400 from $9,043,100. The Company had a 19% increase in branded product unit sales for the nine months ended October 31, 2009 as compared to the nine months ended October 31, 2008. The majority of the Company’s branded product sales were from formulations of hydrolyzed collagen. Non branded sales decreased by $141,000 or 14%, to $879,100 for the nine months ended October 31, 2009 from $1,020,100 for the nine months ended October 31, 2008.

          Cost of sales for the nine months ended October 31, 2009 was $5,387,600 or 46% of sales, as compared with $4,717,800 for the nine months ended October 31, 2008, or 47% of sales. Gross profit percentage was 54% for the nine months ended October 31, 2009 as compared to 53% for the nine months ended October 31, 2008. The increase is primarily due to the increased sales of higher margin branded products and the Company’s continuous efforts to control product costs.

          Selling, general and administrative expenses for the nine months ended October 31, 2009, decreased by $282,800 to $5,616,000, from $5,898,800 for the nine months ended October, 2008. This decrease was primarily attributable to a decrease in stock based compensation expense, a decrease in sales and marketing expenses, offset by an increase in general and administrative personnel costs.

          Research and development expenses for the nine months ended October 31, 2009 increased by $146,100 to $197,600 from $51,500 for the nine months ended October 31, 2008. The increase is primarily due to the timing of certain clinical studies.

          For the nine months ended October 31, 2009, the Company had operating income of $405,300 as compared to an operating loss of $(604,900) for the nine months ended October 31, 2008. The increase in operating income is due to the reasons described above.

          Interest income was $134,700 for the nine months ended October 31, 2009, compared to $184,900 in the prior period. The decrease is due to reduced interest rates.

          The Company recorded a tax expense of $274,100 for the nine months ended October 31, 2009 at an effective rate of 50.7%, compared to a tax benefit of $(64,000) at an effective rate of (15.2)%, for the nine months ended October 31, 2008. For tax purposes, the Company’s income is calculated prior to certain GAAP charges for stock-based compensation, which is not tax deductible. The Company had a net deferred tax asset of $1,136,900 and $1,466,400 as of October 31, 2009 and 2008, respectively, resulting from previous net operating losses, which will be applied against income taxes due.

          The Company’s net income for the nine months ended October 31, 2009 was $265,900 or $0.02 per share, compared to a net loss for the nine months ended October 31, 2008 of $(356,000) or $(0.03) per share. The increase in income is due to the reasons described above.

Liquidity and Capital Resources

          At October 31, 2009, the Company had cash, cash equivalents and short term investments of $10,800,000 as compared to $9,700,000 at January 31, 2009. At October 31, 2009, approximately 99% of accounts receivable were less than 30 days past due. Cash provided by operations during the nine months ended October 31, 2009 was $1,225,200 as compared to cash provided by operations of $995,900 for the nine months ended October 31, 2008. The increase is primarily due to higher income provided by operations offset by a federal tax refund received in the nine months ended October 31, 2008 of approximately $200,000.

          The Company believes its existing capital resources together with cash flow from operations will be sufficient to fund our operations as they are currently being conducted. However, the Company’s future capital requirements will depend on many factors including: costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the potential expansion into retail markets, the costs of developing or acquiring new products, the costs of expanding its operations or acquiring complimentary businesses, and its ability to continue to generate positive cash flow from its sales.

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

Off-Balance Sheet Arrangements

          As of October 31, 2009, the Company did not have any off-balance sheet financing arrangements or any equity interests in any variable entity or other minority owned ventures.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

          Cash, cash equivalents and short term investments at October 31, 2009 totaled $10.8 million. These amounts are primarily invested in money market accounts and a short term bond fund. The Company’s operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. The Company places its marketable investments in instruments that meet high credit quality standards. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. The impact on the Company’s results of one percentage point change in short-term interest rates would not have a material impact on the Company’s future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities. The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates due mainly to the short-term nature of our investment portfolio.

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

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Medical Nutrition USA, Inc. has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2009 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

While we do not anticipate that we will need additional financing or equity during the next fiscal year to fund our business as it is currently being operated, tightening of the credit markets could make it more difficult for us to enter into agreements for new indebtedness or obtain funding through the issuance of our securities. The effects of these changes could also require us to make additional changes to our current plans and strategy.

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

MEDICAL NUTRITION USA, INC.

Dated: December 4, 2009	By:	/s/ Frank J. Kimmerling

Frank J. Kimmerling
Chief Financial Officer