Form 10-K
period 2010-01-31
MEDICAL NUTRITION USA INC
filed 2010-04-16
CIK 722617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act):
Yes ☐   No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of July 31, 2009 was approximately $26,977,367 (based on the average of the closing bid price and closing ask price for shares of the registrant’s common stock as reported on the NASDAQ Stock Market for the last trading date prior to that date).

As of April 16, 2010 there were 14,419,574 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders scheduled to be held June 2, 2010 are incorporated by reference in Part III hereof, which the registrant intends to file with the Securities and Exchange Commission no later that 120 days after the end of the fiscal year covered by this report.

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

INTRODUCTION

          Medical Nutrition USA, Inc., a Delaware corporation (the “Company”), incorporated in 2003, develops and distributes nutritional supplements for use in long-term care facilities, hospitals and dialysis clinics. Some of the Company’s products are also sold through health food stores under private label or licensing agreements. Unless the context otherwise requires, references to the Company in this report refer to Medical Nutrition USA, Inc.

INDUSTRY OVERVIEW

          Annual sales of nutrition products, including supplements, fortified foods and beverages and nutraceuticals in the United States were estimated to be approximately $100 billion. Annual sales of nutritional supplements to health care institutions, the industry segment in which the Company primarily competes, are estimated to be approximately $4.0 billion annually and growing at a rate of approximately 12% per year. The nutritional supplements industry is fragmented and highly competitive and includes vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived there from. With certain limited exceptions, the sale of nutritional supplements is not subject to FDA approval prior to sale. See “Government Regulation” below. Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). Under DSHEA, vendors of dietary supplements are able to educate consumers regarding the effects of certain component ingredients.

LONG-TERM CARE

          The long-term care market includes nursing home, convalescent and assisted-living facilities. There are approximately 17,000 nursing home facilities in the United States. The number of Americans aged 65 and over is projected to increase from approximately 36 million to over 70 million by 2030. An important component of the Older Americans Act (the “OAA” enacted in 1965) includes programs and services to specifically address nutrition among older persons. Under the OAA, nursing home facilities are required to assure that each resident maintain “acceptable parameters of nutritional status, such as body weight and protein levels, unless the clinical condition demonstrates that this is not possible.” Within the nursing home resident population, protein energy malnutrition (PEM), a deficiency of protein and energy (calories), is a common condition resulting in loss of lean body mass, development of pressure ulcers, and impaired immune response and organ function. In observational studies, Pro-Stat®, the Company’s modular protein supplement has been shown to be effective nutritional support in the treatment of pressure ulcers, unintended weight loss and malnutrition. In March 2006, a randomized, controlled clinical trial was published in the peer-reviewed journal “Advances in Skin and Wound Care”, reporting a 96% greater improvement in pressure ulcer healing among nursing home residents receiving standard care plus Pro-Stat®, compared to a control group receiving standard care plus a placebo.

          Another common condition within the nursing home resident population is urinary tract infections. Urinary tract infections affect up to 50% of all nursing home residents at an estimated treatment cost of greater than $1 billion annually. In fiscal year 2009, the Company introduced its UTI-Stat® product, a urinary tract cleansing formula containing Proantinox, designed to aid in the prevention of urinary tract infections and promote urinary tract health. The Company is cooperating in a study being conducted in conjunction with Columbia University Medical Center, on the role of UTI-Stat® with Proantinox in preventing urinary tract infections, the results of which will be published in early fiscal 2011.

RENAL CARE

          There are more than 400,000 end stage renal disease patients undergoing dialysis treatments in the United States. Dialysis patients need to maintain high protein and calorie intake to avoid becoming malnourished. Dialysis causes a higher need for protein intake because some protein loss occurs with each treatment. Additionally, dialysis patients may suffer from poor appetite and are typically restricted in the volume of liquids they can consume. In a randomized, controlled prospective study published in the September 2009 issue of the Journal of Renal Nutrition and conducted in cooperation with the Renal Care Group and Vanderbilt University, Pro-Stat® was shown to have important benefits for dialysis patients, significantly improving total amino acid concentrations and whole body and skeletal muscle anabolism.

INDUSTRY TRENDS

          The Company believes that the market for its institutional nutritional supplements will continue to expand as a result of the following:

●	The aging of the United States population and the resulting increase in the number of assisted living/nursing home residents;

●	The growth in understanding of the link between diet, nutrition, and health, especially among the geriatric population; and

●
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

          During the past year, the Company has continued to implement its strategy to increase the proportion of its sales generated by its own branded products, primarily to nursing homes, nursing home distributors, and dialysis clinics. These products include the Pro-Stat® line of enzyme-hydrolyzed liquid protein used to treat unintended weight loss, protein energy malnutrition and pressure ulcers, UTI-Stat®, a urinary tract cleansing complex used to reduce the incidence of urinary tract infection and promote urinary tract health, Fiber-Stat®, a liquid soluble fiber with FOS used to maintain bowel regularity intestinal health and most recently the introduction of Diff-Stat®, a heat and acid stable probiotic formula designed to defend against AAD (antibiotic associated diarrhea) and C-diff.

          The Company’s strategy includes increasing the number of nursing homes, long-term care facilities, hospitals and dialysis clinics employing Pro-Stat®, UTI-Stat®, Fiber-Stat® and Diff-Stat® in therapies. The Company uses consultant dietitians to supplement its sales force and also uses advertising and exhibitions at trade shows that focus on the long-term care and dialysis markets. As a result of this strategy, sales of the Company’s branded products increased 19% for the fiscal year ended January 31, 2010 when compared to the prior fiscal year.

          For the fiscal years ended January 31, 2010 and January 31, 2009, approximately 79% and 76% of total sales were made to distributors who resell products to end users, respectively. Three distributors accounted for approximately 33% of total sales in both fiscal years 2010 and 2009. The Company has no contractual arrangements with these distributors, and if they were to discontinue purchasing from the Company, it could have a material impact on the Company’s sales unless end users were able to purchase the Company’s products from alternative distributors.

          Consistent with the Company’s practice of developing a new product every 10 -12 months, the Company introduced Diff-Stat® in November of 2009.  Diff-Stat® is a probiotic supplement for the dietary management of AAD (antibiotic associated diarrhea) and C-diff.

          Additionally in fiscal 2010, the Company enhanced a number of its existing formulas including its ProStat Advanced Wound Care  with the addition of Citrulline and Fiber-Stat with the addition of prune juice concentrate.  The Company also introduced enhanced flavors of both ProStat Renal Care and Pro-Stat Profile.

          The market for nutritional supplements is extremely competitive. There are many companies with substantially greater resources than the Company and with established brands presently being marketed, including Novartis Medical Nutrition and Abbott Laboratories. The Company believes that the success of its strategy will depend upon the quality and effectiveness of its products; its ability to establish brand name recognition for its products; its ability to continue to develop new products, as well as the ability of its management and sales force to implement and execute its strategy.

          During the fiscal year ended January 31, 2010, the Company recorded expenses, not including salaries and wages, of $193,300 in research and development compared to $51,500 in fiscal year ended January 31, 2009.

MANUFACTURING

          The Company uses contracted third party manufacturers to produce its products. In August 2003, the Company entered into a cross-ownership agreement with Organics Corporation of America (“Organics”), its principal manufacturer, whereby mutual protections were established regarding intellectual property and pricing. Organics is responsible for receipt and storage of raw materials, production and packaging, and labeling of finished goods. Organics, a related party owns approximately 1% of the Company’s outstanding stock. At present, the Company is dependent upon Organics and two other contract manufacturers for the production of all of its products. If the contract manufacturers were unwilling or unable to manufacture and deliver the Company’s products, the Company’s sales would be adversely impacted. The Company believes at the present time it will be able to obtain from its manufacturers the quantity of products it will need to meet orders.

COMPETITION

          The nutritional supplement industry is highly competitive. Many of the Company’s competitors are large, well-known companies, such as Novartis Medical Nutrition and Abbott Laboratories, that have considerably greater financial, sales, marketing and technical resources than the Company. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines the Company markets and distributes. In addition, competitors may elect to devote substantial resources to marketing their products to similar outlets and may choose to develop educational and information programs like those developed by the Company to support their marketing efforts. In May 2008, Abbott Laboratories introduced its ProMod® liquid protein which is positioned similarly to the Company’s Pro-Stat® product. The Company’s business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

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

Trademarks

          The Company has been using the Pro-Stat® mark since fiscal year 2002, the Fiber-Stat® mark since fiscal year end 2005, the UTI-Stat mark® since fiscal year end 2009 and began using Diff-Stat® mark in fiscal year end 2010. The Company intends to take the actions that it believes are necessary to protect its proprietary rights with respect to these marks, but it may not be able to do so on commercially reasonable terms, if at all.

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

EMPLOYEES

          As of April 16, 2010, the Company has 39 employees, of which 37 employees were full-time and 2 employees were part-time.

Item 1A.	RISK FACTORS

RISK FACTORS

The Company generates a significant amount of revenues from three customers.

          Approximately 79% of the Company’s sales are made to distributors who resell the products to end users, typically nursing homes and hospitals. For the fiscal years ended January 31, 2010 and 2009, three distributors accounted for approximately 33 % and 33% of total revenues respectively. The Company does not have contracts with these distributors and, as a result, there is no assurance that these distributors will continue to order products from the Company or will continue to order the products in the same amount. The loss of these distributors could have a material adverse effect upon the sales and operating results of the Company unless end users were able to buy the Company’s products from alternative distributors.

The Company may encounter problems implementing its business strategy.

          The Company may encounter problems, delays and expenses in implementing its business strategy. These may include, but are not limited to, unanticipated problems and additional costs related to raw materials, marketing, competition, acquisitions and product development. These problems may be beyond the Company’s control, and in any event, could adversely affect the Company’s results of operations. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

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

The Company is dependent on one primary manufacturer, Organics Corporation of America (“Organics”), a related party, and two other manufacturers for the production of most of its products.

          The Company is dependent on Organics, an approximate 1% shareholder of the Company, and a secondary manufacturer for the production of most of its products. Organics has one factory for its production facilities. If this manufacturer sustains damage to its facility, has labor or financial problems, or materially changes the price of manufacturing, and two other manufacturers are unable to manufacture on a timely basis the quantity of products the Company purchases from Organics, this could interrupt the supply of product which could cause the Company to lose product sales, which in turn could have a material adverse effect on the Company’s business. The Company owns approximately 5% of the outstanding stock of Organics.

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

          The Company believes that it has sufficient cash on hand to fully implement its business strategy for fiscal year 2011. See “Risk Factors-Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” The Company’s future capital requirements will depend on many factors including: the costs of its sales and marketing activities and its education programs for its markets, competing product and market developments, the costs of developing new products, the costs of expanding its operations, and its ability to generate positive cash flow from its sales.

          If needed, additional funding may not be available on acceptable terms, or at all. If additional funds were needed but were not available, the Company might be required to significantly curtail or defer one or more of its marketing programs or to limit or postpone obtaining or developing new products or a synergistic acquisition ,should one be identified. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of its common stock. If the Company raises additional funds through the issuance of additional debt securities, these new securities would have certain rights, preferences and privileges senior to those of the holders of its common stock, and the terms of these debt securities could impose restrictions on its operations. For a further discussion of expenditures and other factors that could affect the Company’s need for future capital, see “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.”

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

The effect of general economic conditions and the current financial crisis could negatively impact the Company’s operating performance.

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

Concentration of Credit Risk

          The Company typically invests its excess cash in treasury backed money market funds and bond funds. The diversification of the cash investments is intended to secure safety and liquidity. As of January 31, 2010 the majority of cash, cash equivalents and short term investments were invested in money market accounts and a short term fund. The Company maintains the majority of its cash, cash equivalents and short term investments in bank accounts at three financial institutions. The balances, at times, may exceed federally insured limits. At January 31, 2010, the Company had approximately $9.2 million in excess of FDIC insured limits. The Company’s operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. The Company places its marketable investments in instruments that meet high credit quality standards. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. The impact on the Company’s results of one percentage point change in short-term interest rates would not have a material impact on the Company’s future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

Item 2.	PROPERTIES

          The principal executive offices of the Company are located at 10 West Forest Avenue, Englewood, New Jersey 07631, where it leases approximately 7,500 square feet. The lease is for a period of three years commencing January 1, 2010. The annual base rent for the fiscal year ending January 31, 2010 was approximately $87,100.

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

          Since April 18, 2007, the Company’s common stock has been quoted on the NASDAQ Capital Market under the symbol “MDNU”. Prior to that, the Company’s common stock was quoted on the OTC Bulletin Board under the symbol “MDNU.OB.”. Information for periods beginning April 30, 2008 as to the high and low sales prices for the periods indicated was obtained from the NASDAQ Stock Market:

THREE MONTHS ENDED	HIGH	LOW
April 30, 2008	$3.65	$2.72
July 31, 2008	$3.34	$1.77
October 31, 2008	$2.45	$1.65
January 31, 2009	$1.90	$1.12
April 30, 2009	$1.75	$1.14
July 31, 2009	$2.40	$1.38
October 31, 2009	$2.44	$1.52
January 31, 2010	$2.80	$1.78

          As of April 16, 2010, there were approximately 628 holders of record of the Company’s common stock.

          The Company has not declared any cash dividends on its common stock and it has no intention to pay cash dividends in the foreseeable future.

          As of January 31, 2010, the following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,485,950	$2.53	—	(1)

Equity compensation plans not approved by security holders	200,000	$0.68	—

Total	2,685,950	$2.42	—

(1)
The 2003 Omnibus Equity Incentive Plan was amended to provide that as of January 31 of each year, the aggregate number of Common Shares reserved for issuance under the 2003 Plan is automatically increased in an amount equal to the number of Common Shares issued by reason of awards being exercised or settled, as applicable, during the immediately preceding fiscal year.

Company Stock Repurchase Plan

          In December 2007, the Company’s Board of Directors approved the Medical Nutrition USA, Inc. Stock Repurchase Plan (the “Plan”). The Company did not obtain stockholder approval. The Plan allowed for the purchase of up to 500,000 shares of Company stock on the open market and from employees. The Plan allowed for a maximum weekly market purchase of 25,000 shares with no more than 50,000 shares in any calendar month. Private transactions with employees can not exceed 50% of the total shares to be purchased with no one individual employee exceeding 25% of the total. The Plan commenced on January 15, 2008. As of January 31, 2010, the Company had purchased 184,000 shares from employees and 264,000 shares on the open market. The Company purchased these shares for an aggregate total of $1,409,600. These purchased shares are deemed authorized and unissued shares available for issuance. The Plan expired on July 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 15, 2008 – January 31, 2008	186,000	$3.20	186,000	314,000

February 1, 2008-January 31, 2009	262,000	$3.11	262,000	—

Total	448,000	$3.15	448,000	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Overview - During fiscal 2010, we were successful in implementing our strategy to expand the distribution of our own branded products. As a result, the Company’s branded products are now being carried by approximately 144 distributors as compared to 113 in the prior fiscal year, who supply products to long-term care facilities and dialysis clinics.

Fiscal 2010 Highlights

Sales – Our sales increased approximately 17%, to $16,089,000, during the fiscal year. The sales increase was primarily the result of expanded distribution of our Pro-Stat® line of hydrolyzed, liquid, modular protein and the introduction of our UTI-Stat® product. Sales of the Company’s branded products increased approximately 19%, from the prior fiscal year to $14,856,600. The increase in branded product sales can be attributed to growing awareness of our products and the increase in the size of the Company’s sales force.

New Product Development- During fiscal 2010, we completed the development of, and began marketing Diff-Stat®, a heat and acid stable probiotic formula designed to defend against AAD (antibiotic associated diarrhea) and C-diff.

Cash Balance and Cash Flow – Our cash, cash equivalents and short term investments balance at January 31, 2010 was $11,498,200. The Company’s total cash, cash equivalents, and short term investments increased by $1,843,900 as compared to the prior fiscal year. For the year, cash provided by operating activities totaled $2,065,000 on a reported net income of $482,600. Cash used in investing activities during the fiscal year ended January 31, 2010 was $7,187,200 as compared to $4,035,500 cash provided by in the comparable prior fiscal year. The decrease in cash provided by investing activities was primarily attributable to purchase of a short term investment. Cash used in financing activities during the fiscal year ended January 31, 2010 was $115,200 as compared to $807,100 cash used in the comparable prior fiscal year. The decrease in cash used in financing activities was primarily attributable to purchase of stock related to the Company’s stock repurchase plan in the prior fiscal year.

Fiscal 2011 Expectations

     We expect our revenues to continue to grow as a result of our ongoing efforts to expand distribution of our branded products.  As the sales force matures, we expect an increase in both effectiveness and productivity and stimulating further growth. In addition, new product introductions such as Diff-Stat®, a heat and acid stable probiotic formula designed to defend against AAD (antibiotic associated diarrhea) and C-diff, combined with enhanced formulas of existing products such as Fiber-Stat® and Pro-Stat® Renal Care, will further support the sales growth in fiscal 2011.

Results of Operations

          The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report.

Fiscal Year Ended January 31, 2010 Compared to Fiscal Year Ended January 31, 2009

          Sales for the fiscal year ended January 31, 2010 were $16,089,000 as compared with $13,747,200 for the fiscal year ended January 31, 2009, an increase of approximately 17%. This increase was primarily attributable to an increase in branded product sales to approximately $14,856,600 from $12,438,000. The increase in branded sales can be attributed to growing awareness of our products and the increase in the size of the Company’s sales force. Almost all of the Company’s branded product sales were from formulations of hydrolyzed collagen. Non-branded sales decreased to approximately $1,232,400 from $1,309,200 for the comparable prior year period, as the Company has focused on increasing its institutional branded sales.

          Cost of sales for the fiscal year ended January 31, 2010 was $7,387,900 or 46% of sales, as compared with $6,474,200 for the fiscal year ended January 31, 2009, or 47% of sales. Gross profit percentage was approximately 54%and 53% for the years ended January 31, 2010 and 2009, respectively.  The increase in gross margin is attributable to higher margin new products and lower cost for existing products.

          Selling, general and administrative expenses (“SG&A”) for the fiscal year ended January 31, 2010, decreased by $309,100 to $7,612,600, from $7,921,700 for the fiscal year ended January 31, 2009. This decrease was primarily attributable to a decrease in selling and marketing expenses of $219,000 and a decrease in general and administrative expenses of $90,100. The decrease in selling and marketing is primarily due to a decrease in trade show and travel expenses and retail marketing development. The decrease in general and administrative expenses is primarily attributable to lower stock based compensation expense offset by higher bonus accruals.

          Research and development expenses for the fiscal year ended January 31, 2010 was $193,300 in comparison to $51,500 for the prior fiscal year. This increase of $141,800 is primarily attributable to timing of clinical trials.

          For the fiscal year ended January 31, 2010, the Company had operating income of $895,200 as compared to an operating loss of $700,200 for the fiscal year ended January 31, 2009.

          Interest income for the fiscal year ended January 31, 2010 decreased to $190,100 in comparison to $237,800 for the year ended January 31, 2009. This decrease is due mainly to reduced interest rates in our money market accounts.

          The Company recorded a tax provision of $602,700 for the year ended January 31, 2010 at an effective rate of 55.5%. For tax purposes, certain expenses for stock based compensation are not deductible.  There were also two types of expenses for stock based compensation which resulted in the increase of the effective tax rate above the statutory rate.  Restricted stock grants which vested during the year at a time when the fair value of the stock was lower than the value at the grant date resulting in actual tax deductions that are less than the related deferred tax benefit which was recorded over the vesting period related to these grants.  Second, the Company incurred significant charges for stock based compensation related to incentive stock options.  To the extent that this expense exceeded the tax deduction related to any disqualifying dispositions of these incentive stock options during the year, there was a related increase in the effective tax rate. In fiscal year ended January 31, 2009, the Company recorded a tax provision in the amount of $29,700, at an effective tax rate of 6.4%. For tax purposes, the Company’s income is calculated prior to certain GAAP charges for stock-based compensation, which is not tax deductible.

           The Company’s net income for the fiscal year ended January 31, 2010 of $482,600 or $0.03 per fully diluted share, compared to a net loss for the fiscal year ended January 31, 2009 of $492,100 or $(0.04) per fully diluted share.

Impact of Inflation

        Inflation has not had a significant effect on the Company’s operations during the fiscal year ended January 31, 2010 and 2009, respectively.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

          At January 31, 2010, the Company had cash, cash equivalents and short-term investments of $11,498,200 as compared to $9,654,300 at January 31, 2009. At January 31, 2010, approximately 99% of accounts receivable were less than 30 days past due. Cash provided by operations during the fiscal year ended January 31, 2010 was $2,065,000 as compared to $1,217,900 in the comparable prior fiscal year. Cash used in investing activities during the fiscal year ended January 31, 2010 was $7,187,200 as compared to $4,035,500 cash provided by in the comparable prior fiscal year. The decrease in cash provided by investing activities was primarily attributed to the purchase of a short term investment. Cash used in financing activities during the fiscal year ended January 31, 2010 was $115,200 as compared to $807,100 cash used in financing activities in the comparable prior fiscal year. The decrease in cash used in financing activities was primarily attributed to purchase of stock related to the Company’s stock repurchase plan in the prior fiscal year.

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

Off -Balance Sheet Arrangements

As of January 31, 2010, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable entity or other minority owned ventures.

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

Share Based Compensation -  The Company accounts for stock based compensation plans under ASC 718. “Stock Compensation,” ASC No. 718 addresses the accounting for share based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that such transaction be accounted for using a fair value based method. Stock-based compensation expense is generally recognized ratably over the requisite service period.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards CodificationTM, or ASC, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All other accounting literature not included in the ASC is now nonauthoritative. The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and its adoption did not have any impact on the Company’s financial statements. The ASC is updated through the FASB’s issuance of Accounting Standard Updates, or ASUs. Summarized below are recently issued accounting pronouncements as described under the new ASC structure.

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

In November 2008, the Securites Exchange Commission, or (“S.E.C”)., issued for comment a proposed roadmap regarding the potential use by U.S issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS.  The S.E.C. will make a determination in 2011 regarding the mandatory adoption of IFRS.  We are currently assessing the impact that this potential change would have on our financial statements and we will continue to monitor the development of the potential implementation of IFRS.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2010-06 requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and a description of the reasons for the transfers. In addition, ASU No. 2010-06 requires new disclosures regarding activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See the Company’s Financial Statements, including the related notes thereto, beginning on page F-1.

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

Item 9A(T):	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company, Inc. in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company  has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company  has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2010 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

          The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

          The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 31, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2010.

          This annual report does not include an attestation report of Amper, Politziner & Mattia, LLP, the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Amper, Politziner & Mattia, LLP pursuant to temporary rules of the SEC that permit Medical Nutrition USA, Inc. to provide only management’s report in this annual report.

Limitations on the Effectiveness of Controls

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

          Information regarding the Company’s directors, officers and corporate governance is set forth in “Proposal 1 - Election of Directors” in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders to be held June 2, 2010. Such information is incorporated herein by reference. Information regarding compliance by the Company’s directors and executive officers and owners of more than ten percent of common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

          Information regarding the compensation of the Company’s executive officers and directors is set forth in under the caption “Executive Compensation” and “Director Compensation” in the proxy statement. Such information is incorporated herein by reference.

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

          See the Exhibit Index at the end of this report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2010	MEDICAL NUTRITION USA, INC.

By: /s/ FRANCIS A. NEWMAN
Francis A. Newman, Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCIS A. NEWMAN	Chairman, Chief Executive Officer	April 16, 2010
Francis A. Newman	and Director (Principal Executive Officer)

/s/ FRANK J. KIMMERLING	Chief Financial Officer	April 16, 2010
Frank J. Kimmerling	(Principal Accounting and Financial Officer)

/s/ BERNARD KORMAN	Director	April 16, 2010
Bernard Korman

/s/ ANDREW HOROWITZ	Director	April 16, 2010
Andrew Horowitz

/s/ MARK H. ROSENBERG	Director	April 16, 2010
Mark H. Rosenberg

MEDICAL NUTRITION USA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Medical Nutrition USA, Inc.

We have audited the accompanying balance sheets of Medical Nutrition USA, Inc. as of January 31, 2010 and 2009, and the related statements of operations, cash flows, and stockholders’ equity and other comprehensive income for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Nutrition USA, Inc. as of January 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ AMPER, POLITZINER & MATTIA, LLP

April 16, 2010
Hackensack, New Jersey

MEDICAL NUTRITION USA, INC.

BALANCE SHEETS

	January 31,
	2010	2009

ASSETS

Current Assets:
Cash and cash equivalents	$4,416,900	$9,654,300
Short-term investments/marketable securities	7,081,300	—
Accounts receivable, net of allowance of $52,200 and $65,600, respectively	1,479,100	1,377,400
Inventories	596,100	510,600
Deferred income taxes	480,400	406,500
Prepaid income taxes	—	8,300
Other current assets	188,800	191,900

Total current assets	14,242,600	12,149,000

Fixed assets, net of accumulated depreciation	251,000	318,800

Other assets:
Deferred income taxes	442,300	969,000
Security deposits	15,300	15,300
Investment in Organics Corporation of America	125,000	125,000
Intangible assets, net of amortization	277,300	276,800

	$15,353,500	$13,853,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$797,200	$530,700
Accrued expenses	1,011,000	967,600
Income taxes payable	149,800	—
Accrued rebates	54,200	73,700

Total current liabilities	2,012,200	1,572,000

Stockholders’ Equity:
Preferred stock $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2010 and 2009	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 14,437,425 shares issued and 14,414,574 shares outstanding as of January 31, 2010 and 14,128,614 shares issued and 14,030,534 shares outstanding as of January 31, 2009	14,400	14,100
Additional paid-in-capital	25,434,000	25,067,600
Accumulated deficit	(12,015,300)	(12,497,900)
Accumulated other comprehensive income	11,600	—

	13,444,700	12,583,800
Less: treasury stock, at cost; 22,851 and 98,080 shares, respectively	(103,400)	(301,900)

Total stockholders’ equity	13,341,300	12,281,900

	$15,353,500	$13,853,900

See notes to the financial statements.

MEDICAL NUTRITION USA, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended January 31,
	2010	2009

Sales	$16,089,000	$13,747,200
Cost of sales	7,387,900	6,474,200
Gross profit	8,701,100	7,273,000

Selling, general and administrative expenses	7,612,600	7,921,700
Research and development expenses	193,300	51,500
Operating income (loss)	895,200	(700,200)
Interest income	190,100	237,800

Income (loss) before income tax expense	1,085,300	(462,400)
Income tax expense	602,700	29,700

Net income (loss)	$482,600	$(492,100)

Earnings (loss) per common share:
Basic	$0.04	$(0.04)
Diluted	$0.03	$(0.04)

Weighted average common shares outstanding:
Basic	13,676,687	13,893,787
Diluted	13,798,186	13,893,787

See notes to the financial statements.

MEDICAL NUTRITION USA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2010	2009

Operating Activities:
Net income (loss)	$482,600	$(492,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	192,600	157,100
Provision for losses on accounts receivable	(13,400)	20,600
Deferred income tax expense (benefit)	445,000	(17,700)
Stock based compensation	680,400	1,111,300
Changes in operating assets and liabilities
Accounts receivable	(88,300)	(343,600)
Inventories	(85,500)	(108,800)
Prepaid income taxes	8,300	223,700
Other current assets	3,100	(12,100)
Accounts payable	266,500	165,900
Accrued expenses	43,400	501,600
Income taxes payable	149,800	—
Accrued rebates	(19,500)	12,000

Net cash provided by operating activities	2,065,000	1,217,900

Investing Activities:
Acquisition of fixed assets	(58,700)	(216,800)
Website development costs	(2,300)	(700)
Trademark costs	(13,200)	(51,300)
Capitalized patent costs	(51,100)	(32,500)
Purchase of short term investments	(7,061,900)	—
Redemption of short term investments	—	4,336,800

Net cash (used in) provided by investing activities	(7,187,200)	4,035,500

Financing Activities:

Proceeds from exercise of options	—	42,200
Income tax benefit from exercise of stock options	—	40,800
Stock repurchase plan	—	(814,200)
Purchase of treasury stock	(115,200)	(75,900)

Net cash used in financing activities	(115,200)	(807,100)

Net change in cash and cash equivalents	(5,237,400)	4,446,300
Cash and cash equivalents - beginning of year	9,654,300	5,208,000

Cash and cash equivalents - end of year	$4,416,900	$9,654,300

Supplemental information:
Taxes paid during the year	$4,500	$4,000

See notes to the financial statements.

MEDICAL NUTRITION USA, INC.

 STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

YEARS ENDED JANUARY 31, 2010 AND 2009

	Common Stock		Additional Paid-in-capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Outstanding	Amount			Shares	Amount
Balance at January 31, 2008	13,992,921	$14,000	$24,687,900	$(12,005,800)	(52,562)	$(226,000)	$—	$12,470,100

Exercise of options	69,297	—	42,200	—	—	—		42,200

Issuance of restricted shares of common stock	276,407	200	—	—	—	—		200

Stock based compensation	—	—	1,111,300	—	—	—		1,111,300

Retirement of treasury stock	—	—	(500)	—	—	—		(500)

Income tax benefit from exercise of options	—	—	40,800	—	—	—		40,800

Stock repurchase plan	(262,000)	(100)	(814,100)	—	—	—		(814,200)

Purchase of treasury stock	(46,091)	—	—	—	(45,518)	(75,900)		(75,900)

Net loss	—	—	—	(492,100)	—	—		(492,100)

Balance at January 31, 2009	14,030,534	$14,100	$25,067,600	$(12,497,900)	(98,080)	$(301,900)	$—	$12,281,900

Restricted stock released	161,540	100	(100)	—	—	—	—	—

Issuance of restricted shares of common stock	222,500	200	(200)	—	—	—	—	—

Retirement of treasury shares	—	—	(198,500)	—	75,229	198,500	—	—

Treasury stock-repurchase of restricted stock for tax withholding	—	—	—	—	(54,529)	(115,200)	—	(115,200)

Retirement of treasury stock-related to restricted stock for tax withholding	—	—	(115,200)	—	54,529	115,200	—	—

Stock based compensation	—	—	680,400	—	—	—	—	680,400

Net income				482,600				482,600

Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	11,600	11,600

Total other comprehensive income								494,200

Balance at January 31, 2010	14,414,574	14,400	$25,434,000	$(12,015,300)	(22,851)	$(103,400)	$11,600	$13,341,300

See notes to the financial statements

MEDICAL NUTRITION USA, INC.
  NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 1. Organization and Business:

Medical Nutrition USA, Inc., a Delaware Corporation ( the” Company”), incorporated in 2003, is primarily engaged in the development and distribution of nutritional and health products. The Company develops nutritional supplements for sale to physicians, dispensing medical clinics, nursing homes and network marketing companies. The Company’s products are sold under its own brands and/or under private labels in the United States.

Note 2. Significant Accounting Policies:

Concentration of credit risk – We are subject to concentration of credit risk primarily from our cash investments. The Company invests its excess cash in treasury backed money market funds and bond funds. The diversification of the cash investments is intended to secure safety and liquidity. The Company maintains the majority of its cash, cash equivalents and a short term investment account in bank accounts at three financial institutions. The balances, at times, may exceed federally insured limits. At January 31, 2010, the Company had approximately $11.0 million in excess of FDIC insured limits. The Company’s operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. The Company places its marketable investments in instruments that meet high credit quality standards. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. The impact on the Company’s results of one percentage point change in short—term interest rates would not have a material impact on the Company’s future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

The other financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable. For the fiscal years ended January 31, 2010 and 2009, three distributors accounted for approximately 33% of total revenues. The Company defines a major customer as one that provides approximately 7% or more of total revenues.  The Company has no contractual arrangements with these distributors, and if they were to discontinue purchasing from the Company, it could have a material impact on the Company’s sales unless end users were able to purchase the company’s products from alternative distributors.

Cash and Cash Equivalents – The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at January 31, 2010 and 2009.

Short Term Investments/Marketable Securities – As of January 31, 2010 the Company’s short term investments consisted of approximately $7,081,300 in a short term duration bond fund with a financial institution. The Company accounts for short-term investments under Accounting Standards Code 320, “Accounting for Certain Investments in Debt and Equity Securities.”  As of January 31, 2010, all short term investments were recorded at fair value and accounted for as available for sale securities, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive income in stockholder’s equity. The accumulated balance, net of tax, in net unrealized gains and losses on available for sale securities in the amount of $11,600 was recorded to stockholders’ equity for the year ended January 31, 2010.

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

Fixed Assets – Furniture, fixtures and equipment, and leasehold improvements are stated at cost and depreciated and amortized over their estimated useful lives, which range from 2 to 7 years. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes. Expenditures for repairs and maintenance, which do not extend the useful life of the property, are expensed as incurred.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

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

Fair Value of Financial Instruments –  ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability

The following table illustrates the Company’s financial assets that were accounted for at fair value as of January 31, 2010 according to the valuation techniques the Company used to determine fair value:

	Fair Value at January 31, 2010	Level 1	Level 2	Level 3
Available for sale securities	$7,081,300	$7,081,300	—	—

Revenue Recognition – Revenue is recognized when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectability is reasonably assured. Revenue from product sales is recognized upon shipment of products to customers.

Share Based Compensation – The Company accounts for stock based compensation plans under ASC 718. “Stock Compensation,” ASC No. 718 addresses the accounting for share based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that such transaction be accounted for using a fair value based method. Stock-based compensation expense is generally recognized ratably over the requisite service period. Total share-based compensation expense related to both stock options and restricted stock for the year ended January 31, 2010 and January 31, 2009 was $680,400 and $1,111,300, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 2. Significant Accounting Policies (continued):

Earnings Per Share –– Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share utilizes the treasury stock method for calculating the dilutive effect of employee stock options, and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the assumed proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. Diluted earnings per share are not presented in periods during which the Company incurred a loss from operations. For the year ended January 31, 2010, the potentially dilutive common stock equivalents, consisting of stock options, which were excluded from the net income per share calculations due to their anti-dilutive effect was 2,350,950.

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares. A reconciliation of the numerators and denominators of basic and diluted per share computations follows:

	Year ended January 31,
	2010	2009
Numerator:
Net income (loss)	$482,600	(492,100)

Denominator:
Weighted average common shares (Basic)	13,676,687	13,893,787
Dilutive effect of outstanding options and nonvested shares of restricted stock	121,499	—

Weighted average common shares including assumed conversions (Diluted)	13,798,186	13,893,787

Basic net (loss) income per share	$0.04	$(0.04)

Diluted net (loss) income per share	$0.03	$(0.04)

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards CodificationTM, or ASC, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All other accounting literature not included in the ASC is now nonauthoritative. The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and its adoption did not have any impact on the Company’s financial statements. The ASC is updated through the FASB’s issuance of Accounting Standard Updates, or ASUs. Summarized below are recently issued accounting pronouncements as described under the new ASC structure.

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

In November 2008, the Securites Exchange Commission , or (“S.E.C”)., issued for comment a proposed roadmap regarding the potential use by U.S issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS.  The S.E.C. will make a determination in 2011 regarding the mandatory adoption of IFRS.  We are currently assessing the impact that this potential change would have on our financial statements and we will continue to monitor the development of the potential implementation of IFRS.

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

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 2. Significant Accounting Policies (continued):

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2010-06 requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and a description of the reasons for the transfers. In addition, ASU No. 2010-06 requires new disclosures regarding activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 3. Fixed Assets:

          Fixed assets consisted of the following at January 31, 2010 and 2009, respectively:

	January 31,
	2010	2009
Furniture, fixtures and equipment	$672,500	$613,800
Leasehold improvements	50,400	50,400

	722,900	664,200
Less: Accumulated depreciation	471,900	345,400

	$251,000	$318,800

Depreciation expense was $126,500 and $96,900 for the fiscal years ended January 31, 2010 and 2009, respectively.

Note 4. Intangible Assets :

          Intangible assets consisted of the following at January 31, 2010 and 2009, respectively:

	January 31,
	2010	2009

Patent application costs	$343,600	$292,500
Trademarks	126,500	113,300
Website development costs	23,200	20,900

	493,300	426,700

Less: Accumulated amortization	216,000	149,900

	$277,300	$276,800

Intangible amortization expense was $66,100 and $60,200 for the fiscal years ended January 31, 2010 and 2009, respectively.

The future estimated amortization charges are as follows:

Years Ended January 31,

2011	$71,800
2012	32,500
2013	30,800
2014	30,600
2015	30,400
Thereafter	81,200

$277,300

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 5. Investment in Organics Corporation of America:

          On July 31, 2003, the Company entered into an agreement with Organics Corporation of America (“Organics”) to purchase 5% of their issued and outstanding capital stock for aggregate consideration of $125,000. In turn Organics agreed to purchase 166,666 shares of the Company’s common stock at a purchase price of $0.75 per share for aggregate consideration of $125,000. As of January 31, 2010, Organics owned approximately 1% of the Company’s common stock. In addition, Organics agreed to assist the Company to (a) continue to develop and improve products of the Company that have been developed or were in the process of being developed and improved as of July 31, 2003; (b) design, develop, implement, and provide merchantable and marketable products; and (c) maintain the confidentiality of all proprietary product technology (see Note 10 - “Commitments and Contingencies”). The Company is carrying this investment at cost. For the years ended January 31, 2010 and 2009, purchases made from Organics totaled $5,242,800 and $4,579,000, respectively. As of January 31, 2010 and 2009, the Company owed Organics $530,500 and $332,200, respectively. Such amounts are included in the accounts payable of the accompanying Balance Sheets.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 6. Major Customers and Major Vendor-Related Party:

Major Customers

          For the fiscal year ended January 31, 2010, three distributors accounted for approximately 33% of total revenues, representing $5,523,300 of sales as compared to 33% or $4,744,400 of sales in the prior year for the same distributors. The Company defines a major customer as one that provides approximately 7% or more of its total revenues. The Company has no contractual arrangements with these distributors, and if they were to discontinue purchasing from the Company, it could have a material impact on the Company’s sales unless end users were able to purchase the company’s products from alternative distributors.

          As of January 31, 2010, these distributors had an open accounts receivable balance of $469,300 which represented 29% of the Company’s total accounts receivable as compared to $374,100 which represented 25% of the Company’s total accounts receivable as of January 31, 2009.

Major Vendor-Related Party

          During the years ended January 31, 2010 and 2009, the Company purchased $5,242,800 and $4,579,000, respectively, of finished goods from Organics Corporation of America (“Organics”), an approximate 1% shareholder of the Company. As of January 31, 2010 and 2009, the Company had an accounts payable balance with Organics of $530,500 and $332,200, respectively. The Company owns approximately 5% of the outstanding stock of Organics.

Note 7. Lease Commitments :

          The Company leases an office and warehouse facility in New Jersey under a lease, which expires in December 2012. Total rental expense for the year ended January 31, 2010 and 2009 was approximately $121,000 and $121,900, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 7. Lease Commitments (continued):

          The Company leases vehicles and equipment under various operating leases expiring through 2015. During the years ended January 31, 2010 and 2009, the total payments under such leases were $10,000 and $14,500, respectively.

          The future minimum lease payments are as follows:

Years Ended January 31,

2011	$94,200
2012	89,200
2013	81,800
Thereafter	2,000

$267,200

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 8. Stockholders’ Equity:

2000 Long-Term Incentive Stock Plan

          On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the “2000 Plan”). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR’s) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. As of January 31, 2010, no stock option grants were outstanding under the 2000 Plan.

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

          Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock, increased by 250,000 additional shares of common stock as of January 1, 2004. At the 2004 Annual Meeting, the 2003 Plan was amended to provide that as of January 31 of each year, commencing with January 31, 2005, the aggregate number of Common Shares reserved for issuance under the 2003 Plan would automatically increase in an amount equal to the number of Common Shares issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At January 31, 2010, 2,485,950 options were issued and outstanding under the 2003 Plan.

          On June 7, 2006, the Board approved amendments to the Company’s 2003 Plan to increase the number of shares of common stock subject to the automatic non-qualified stock option granted to each outside director on the date they first join the Board pursuant to the 2003 Plan to 15,000 common shares, to increase the number of shares of common stock subject to the automatic non-qualified stock option granted annually to continuing outside directors pursuant to the 2003 Plan to 15,000 common shares, and to increase the number of shares of common stock subject to the automatic non-qualified stock option granted annually to each chairman of a Board committee pursuant to the 2003 Plan to 5,000 common shares. The Board also approved the restatement of the 2003 Plan to effect these changes. On July 6, 2006 the Company executed the Amended and Restated 2003 Omnibus Equity Incentive Plan, which includes the revisions set forth above (the “Amended and Restated 2003 Plan”). No other provision of the 2003 Plan was changed.

In addition to the options issued in connection with the plans described above, options exercisable for an additional 200,000 shares remained outstanding as of January 31, 2010, which were issued prior to January 31, 2003 and not pursuant to any formal plan.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 8. Stockholders’ Equity (continued):

Stock Options

 Three of the Company’s Outside Directors received annual option grants as per our Amended and Restated 2003 Omnibus Equity Incentive Plan of 20,000 shares each for serving on our Board of Directors and for being Chairman of a Board committee. These Director options become fully exercisable in one year from their grant date at an exercise price of $1.81. The fair value of these stock-based awards was estimated using the Black-Scholes model assumptions as described below.

          The following table summarizes the outstanding and exercisable options at January 31, 2010 (contractual life in years):

	Options Outstanding			Options Exercisable
Range of prices	Number	Weighted average remaining life	Weighted average exercise price	Number	Weighted average exercise price

$0.50-$3.00	2,431,800	4	2.20	2,363,466	2.13
$3.01-$5.96	254,150	7	4.50	244,984	4.21

	2,685,950	5	$2.42	2,608,450	$2.33

The  intrinsic value of options outstanding as of January 31, 2010 was approximately $777,200, the intrinsic value of options exercisable as of January 31, 2010 was $745,400.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 8. Stockholders’ Equity (continued):

          A summary of option transactions for the two years ended January 31, 2010, follows:

	Options	Weighted Average exercise price	Options Exercisable	Weighted Average exercise price

Options Outstanding at January 31, 2008	2,800,481	2.36

Granted	83,100	4.83
Exercised	(69,297)	1.62
Expired or Surrendered	(5,000)	3.67

Outstanding at January 31, 2009	2,809,284	$2.39

Granted	60,000	1.81
Exercised	—	—
Expired or Surrendered	(183,334)	3.16

Outstanding at January 31, 2010	2,685,950	$2.42	2,608,450	$2.33

          The future expense related to unvested stock options will be as follows:

Years Ended January 31,

2011	$70,021
2012	2,189

$72,210

          ASC No. 718 requires the benefits of tax deductions in excess of those recognized in conjunction with compensation expense, to be reported as a financing cash flow, rather than as an operating cash flow. This requirement has the effect of reducing net operating cash flows and increasing net financing cash flows in periods in and after adoption.

          The income tax benefits derived from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options in excess of any amounts previously classified as a deferred tax asset, when realized, are credited to additional paid-in capital. For the year ended January 31, 2010 there was no tax benefit realized on the tax deductions from option exercises under stock-based compensation arrangements.

          For the years ended January 31, 2010 and 2009, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. For the years ended January 31, 2010 and 2009, respectively, the expected volatility was based on both historical volatility and implied volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 8. Stockholders’ Equity (continued):

          The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for stock options granted in the years ended January 31, 2010 and 2009:

	Year Ended January 31, 2010	Year Ended January 31, 2009

Expected term until exercised, years	6	6
Expected stock price volatility, average	80%	66%
Risk-free interest rate	3.4%	3.5%
Expected Dividend yield	0	0
Weighted-average fair value per option	$1.28	$1.33

Restricted Stock Awards

          During the years ended January 31, 2010 and 2009, the Company granted restricted stock awards totaling 222,500 and 185,000 shares of its common stock with a three year vesting schedule to 12 and 10 employees, respectively, as consideration for their services. The shares become vested yearly based upon continued employment. The restricted stock awards granted during the year ended January 31, 2010 have been valued at $1.50, $1.62, $2.04 and $1.80 per share, respectively, which was the fair market value at the date of the approval of the grant. The Company is amortizing the expense over the vesting period.

          The following table summarizes the status of restricted stock as of January 31, 2010, and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Market Value

Nonvested at January 31, 2009	373,333	$2.90
Granted	222,500	1.76

Vested	(167,500)	3.28
Forfeited	(47,500)	3.69

Nonvested at January 31, 2010	380,833	$1.97

          The future expense related to unvested restricted stock awards will be as follows:

Years Ended January 31,

2011	$366,500
2012	203,700
2013	85,400

$655,600

For the year ended January 31, 2010 and 2009, the Company recognized share-based compensation cost of $680,400 and $1,111,300 respectively. These costs are included in selling, general and administrative expense.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

Treasury Stock

 Per terms of the restricted stock agreements, the Company can pay the employee’s related taxes associated with the employee’s vested stock and decrease the shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to employees. The value of the shares netted for employee taxes represent treasury stock repurchased. During the year ended January 31, 2010 the Company repurchased 54,529 treasury shares with an aggregate value of $115,200. These shares were subsequently retired during the year ended January 31, 2010.

Note 9. Income Taxes:

          The components of the provision for income taxes consist of the following:

	Year Ended January 31, 2010	Year Ended January 31, 2009

Current – Federal	$19,100	$—
Current – State	138,700	6,300
Deferred – Federal	465,000	10,700
Deferred – State	(20,100)	12,700
Income tax expense	$602,700	$29,700

          Income tax expense was calculated using the statutory tax rate. The difference between the effective tax rate and the statutory tax rate is mainly due to nondeductible stock based compensation expense.

	Year Ended January 31, 2010	Year Ended January 31, 2009

Statutory Federal income tax rate	34%	(34)%
State taxes, net of Federal benefit	3.1%	1.8%
Other	1.0%	2.1%
Stock based compensation	17.4%	36.5%
Effective income tax rate	55.5%	6.4%

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

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 9. Income Taxes (continued):

          The Company’s deferred taxes are comprised of the following:

	Year Ended January 31, 2010	Year Ended January 31, 2009
Current Deferred Taxes
Provision for losses on accounts receivable	$9,200	$13,500
Non deductible accruals	25,200	37,800
Inventory	11,000	8,700
Net operating losses	435,000	346,500

Total Current Deferred	480,400	406,500

NonCurrent Deferred Taxes
Depreciable assets	(87,600)	(99,700)
Amortizable assets	56,600	34,300
Stock based compensation	459,600	477,200
Unrealized gain on investments	(7,900)	—
Tax credits	21,600	557,200

Total Non-Current Deferred	442,300	969,000

Total Deferred Taxes	$922,700	$1,375,500

          The Company has Federal income tax loss carryforwards as of January 31, 2010 of approximately $1,279,400. The Federal Net Operating Loss (“NOL”) carryforwards expire beginning in 2020 and will be fully expired during 2025.

          Effective January 1, 2007, the Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption of this pronouncement did not have a material effect on the financial statements.

          The tax years related to the fiscal years ended January 31, 2007 thru January 31, 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties were recorded during the fiscal years ended January 31, 2010 and January 31, 2009, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 10. Commitments and Contingencies :

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

Product Development and Supply Agreement

          On July 31, 2003, the Company entered into a ten-year product development and supply agreement with Organics Corporation of America (“Organics”). Organics, a related party, has agreed to assist the Company to continue to develop and improve products that have been developed or are in the process of being developed and improved; design, develop, implement, and provide merchantable and marketable products; and maintain the confidentiality of all proprietary product technology. The Company currently uses Organics as its primary manufacturer of its products. Under the agreement, in consideration for Organics performance, the Company shall make payment to them for all invoices submitted for products and services performed, at costs to which both parties have agreed upon and that Organics has the opportunity to manufacturer other products for the Company in the future. In connection with this transaction, the Company and Organics purchased shares of each other’s common stock (See Note 5 – “Investment in Organics Corporation of America” and Note 6 -“Major Customers and Major Vendor- Related Party”).

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

Bonus Plan

          On June 7, 2005, the Company approved a bonus plan for officers based on a formula which takes into account sales and EBITDA, with annual targets to be set at the level of the annual operating plan approved by the Board of Directors. The plan allows for payment up to 100% of the officers base salary. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the years ended January 31, 2010 and 2009, the Company expensed $418,500 and $248,000 in bonuses based on this plan, respectively.

401(k) Plan

          In March 2007, the Company established a 401(k) retirement plan (the “401(k) Plan”) for all eligible employees. In January 2008, the Company amended the 401(k) Plan to include a maximum Company contribution of 4 percent of base salary for the first 5 percent of elected base salary deferrals. Employees are eligible to contribute the maximum as allowed by law. For the years ended January 31, 2010 and 2009, the 401(k) expense was $89,400 and $89,000, respectively, and is included in selling, general and administrative expenses.

 Exhibit Index

Exhibit	Description

3.1	Certificate of Incorporation of Medical Nutrition USA, Inc., dated March 23, 2003 (1)

3.2	Bylaws of Medical Nutrition USA, Inc., as adopted March 7, 2003 (2)

4.1	Form of convertible 8% Notes dated July 31, 2003 between Medical Nutrition USA, Inc. and certain investors (3)

4.2	Form of Convertible Promissory Note dated December 5, 2003 between Medical Nutrition USA, Inc. and certain investors (4)

4.3	Form of Class A Warrant Agreement and related Warrant Certificate*

4.4	Form of Class B Warrant Agreement and related Warrant Certificate*

4.5	Warrant to Purchase Shares of Common Stock dated as of April 1, 2003 between Medical Nutrition USA, Inc. (f/k/a Gender Sciences, Inc.) and Kirlin Securities, Inc.*

4.6	Common Stock Purchase Warrant dated as of April 22, 2003 between Medical Nutrition USA, Inc. and Unity Venture Capital Associates, Ltd.*

10.1	2000 Long term Incentive Plan (5) #

10.2	2003 Omnibus Equity Incentive Plan (6) #

10.3	Employment Agreement dated March 1, 2003 by and between Medical Nutrition USA, Inc. and Francis A. Newman (7) #

10.4	Form of Subscription Agreement dated July 31, 2003 between Medical Nutrition USA, Inc. and Organics Corporation of America (8)

10.5	Form of Subscription Agreement dated July 31, 2003 between Organics Corporation of America and Medical Nutrition USA, Inc. (9)

10.6	Office Lease dated October 4, 1984 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and Van Brunt Associates, L.P. (10)

10.7	First Amendment to Office Lease dated October 24, 1994 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and Van Brunt Associates, LP (11)

10.8	Lease Extension Letter Agreement dated November 17, 1999 by and between Medical Nutrition, Inc., a predecessor of Medical Nutrition USA, Inc. and First Industrial Realty Trust, Inc. (12)

10.9	Second Amendment to Office Lease dated September 9, 2004 by and between Medical Nutrition USA, Inc. and The Realty Associates Fund VI, L.P. (13)

10.10	Executive Bonus Program effective January 1, 2005 (14) #

21.1	Subsidiaries of Medical Nutrition USA, Inc. (15)

23.1	Consent of Amper, Politziner & Mattia, LLP, Independent Registered Public Accounting Firm**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. **

* Previously filed.

** Filed herewith.

# Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 2003.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 2003.

(5)	Incorporated by reference from the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders to be held October 19, 2000.

(6)	Incorporated by reference from the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders to be held June 8, 2004.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

(11)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 2005.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.