Form 10-Q
period 2010-04-30
MEDICAL NUTRITION USA INC
filed 2010-06-04
CIK 722617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☐

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,416,808 shares of common stock outstanding as of June 4, 2010.

MEDICAL NUTRITION USA, INC.

FORM 10-Q - INDEX

Part I. Financial Information

MEDICAL NUTRITION USA, INC.
CONDENSED BALANCE SHEETS

	April 30, 2010	January 31, 2010
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$4,444,500	$4,416,900
Short-term investments/Marketable securities	7,117,700	7,081,300
Accounts receivable, net of allowance of $55,200 and $52,200, respectively	1,406,800	1,479,100
Inventories	484,200	596,100
Deferred income taxes	363,300	480,400
Prepaid income taxes	35,900	—
Other current assets	157,700	188,800
Total current assets	14,010,100	14,242,600

Fixed Assets, net of accumulated depreciation	241,200	251,000

Other Assets:
Deferred income taxes	431,200	442,300
Security deposits	20,000	15,300
Investment in Organics Corporation of America	125,000	125,000
Intangible assets, net of amortization	273,400	277,300
	$15,100,900	$15,353,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$614,700	$797,200
Accrued expenses	874,000	1,065,200
Income taxes payable	—	149,800
Total current liabilities	1,488,700	2,012,200

Stockholders’ Equity:
Preferred stock $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding as of April 30, 2010 and January 31, 2010	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized; 14,439,659 shares issued and 14,416,808 shares outstanding as of April 30, 2010 and 14,437,425 shares issued and 14,414,574 shares outstanding as of January 31, 2010	14,400	14,400
Additional paid-in-capital	25,551,300	25,434,000
Accumulated deficit	(11,861,700)	(12,015,300)
Accumulated other comprehensive income	11,600	11,600
	13,715,600	13,444,700
Less treasury stock, at cost, 22,851 shares	(103,400)	(103,400)
Total stockholders’ equity	13,612,200	13,341,300
	$15,100,900	$15,353,500

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.
CONDENSED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED APRIL 30,
	2010	2009
	(Unaudited)	(Unaudited)
Sales	$4,447,300	$3,427,700
Cost of sales	2,005,600	1,610,300
Gross profit	2,441,700	1,817,400

Selling, general and administrative expenses	2,017,200	1,857,900

Research and development	151,200	147,100

Operating income (loss)	273,300	(187,600)

Interest income	43,200	37,600

Income (loss) before income tax expense (benefit)	316,500	(150,000)

Income tax expense (benefit)	162,900	(6,100)

Net income (loss)	$153,600	$(143,900)

Earnings (loss) per common share:
Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

Weighted average common shares outstanding
Basic	14,041,116	14,130,752

Diluted	14,884,580	14,130,752

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED APRIL 30,
	2010	2009
	(unaudited)	(unaudited)
Operating Activities:
Net income (loss)	$153,600	$(143,900)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	43,800	45,600
Provision for losses on accounts receivable	3,000	(3,600)
Deferred income tax expense (benefit)	128,200	(6,700)
Stock based compensation	125,500	152,200
Changes in operating assets and liabilities
Accounts receivable	69,300	189,400
Inventories	111,900	(18,500)
Prepaid income taxes	(35,900)	(1,200)
Other current assets	31,100	7,000
Security deposit	(4,700)	—
Accounts payable	(182,500)	177,500
Income taxes payable	(149,800)	—
Accrued expenses	(191,200)	(413,900)

Net cash provided by (used in) operating activities	102,300	(16,100)

Investing Activities:
Acquisition of fixed assets	(16,400)	(23,700)
Trademark costs	(1,900)	(4,600)
Capitalized patent costs	(11,800)	(9,300)
Purchase of short term investments	(36,400)	—
Net cash used in investing activities	(66,500)	(37,600)

Financing Activities:
Purchase of treasury stock	(8,200)	(1,500)
Net cash used in financing activities	(8,200)	(1,500)

Net increase in cash and cash equivalents	27,600	(55,200)
Cash and cash equivalents - beginning of period	4,416,900	9,654,300

Cash and cash equivalents-end of period	$4,444,500	$9,599,100

Supplemental information:
Taxes paid during the period	$220,400	$4,500

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
THREE MONTHS ENDED APRIL 30, 2010 (UNAUDITED)

							Accumulated
	Common Stock				Treasury Stock		Other	Total
	Shares		Additional	Accumulated			Comprehensive	Stockholders’
	Outstanding	Amount	Paid-in-capital	Deficit	Shares	Amount	Income	Equity
Balance at January 31, 2010	14,414,574	$14,400	$25,434,000	$(12,015,300)	(22,851)	$(103,400)	$11,600	$13,341,300

Issuance of restricted shares of common stock	5,000	—	—	—	—	—	—	—

Stock based compensation	—	—	125,500	—	—	—	—	125,500

Treasury stock-repurchase of restricted stock for tax withholding	—	—	—	—	(2,766)	(8,200)	—	(8,200)

Retirement of treasury stock-related to restricted stock for tax withholding	(2,766)	—	(8,200)	—	2,766	8,200	—	—

Net income	—	—	—	153,600	—	—	—	153,600

Total other comprehensive income	—	—	—	—	—	—	—	153,600

Balance at April 30, 2010	14,416,808	$14,400	$25,551,300	$(11,861,700)	(22,851)	$(103,400)	$11,600	$13,612,200

See notes to condensed financial statements.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 1. Organization and Business:

  Medical Nutrition USA, Inc., a Delaware corporation, (the Company), incorporated in 2003, is primarily engaged in the development and distribution of nutritional and health products. The Company develops nutritional supplements for sale to physicians, dispensing medical clinics, nursing homes and network marketing companies. The Company’s products are sold under its own brands and/or under private labels in the United States.

  The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these unaudited condensed financial statements do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending April 30, 2010 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 31, 2011 or for any future period. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form-10K for the fiscal year ended January 31, 2010.

Note 2. Significant Accounting Policies:

Concentration of credit risk - We are subject to concentration of credit risk primarily from our cash investments. The Company invests its excess cash in treasury backed money market funds and bond funds. The diversification of the cash investments is intended to secure safety and liquidity. The Company maintains the majority of its cash, cash equivalents and a short term investment account in bank accounts at four financial institutions. The balances, at times, may exceed federally insured limits. At April 30, 2010, the Company had approximately $3.9 million in excess of FDIC insured limits. The Company’s operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. The Company places its marketable investments in instruments that meet high credit quality standards. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. The impact on the Company’s results of one percentage point change in short-term interest rates would not have a material impact on the Company’s future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

The other financial component, which principally subjects the Company to significant concentrations of credit risk, is trade accounts receivable. As of April 30, 2010, four distributors accounted for approximately 40% of total revenues. The Company defines a major customer as one that provides approximately 7% or more of total revenues. The Company has no contractual arrangements with these distributors, and if they were to discontinue purchasing from the Company, it could have a material impact on the Company’s sales unless end users were able to purchase the company’s products from alternative distributors.

Cash and cash equivalents - The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts as of April 30, 2010 and January 31, 2010.

Short term investments/Marketable securities – As of April 30, 2010, the Company’s short term investments consisted of approximately $7,117,700 in a short term duration bond fund with a financial institution. The Company accounts for short-term investments under Accounting Standards Code 320, “Accounting for Certain Investments in Debt and Equity Securities.” As of April 30, 2010, all short term investments were recorded at fair value and accounted for as available for sale securities, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive income in stockholder’s equity. The accumulated balance, net of tax, in net unrealized gains and losses on available for sale securities in the amount of $11,600 was recorded to stockholders’ equity as of April 30, 2010.

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
APRIL 30, 2010

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

Income taxes – The Company provides for income taxes in accordance with Accounting Standards Code 740 “Accounting for Income Taxes.” ASC 740 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Additionally, the Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters.

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following table illustrates the Company’s financial assets that were accounted for at fair value as of April 30, 2010 according to the valuation techniques the Company used to determine fair value:

	Fair Value at April 30, 2010	Level 1	Level 2	Level 3
Available for sale securities	$7,117,700	$7,117,700	—	—

Revenue recognition – Revenue is recognized when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectability is reasonably assured. Revenue from product sales is recognized upon shipment of products to customers.

Share based compensation – The Company accounts for stock based compensation plans under ASC 718, “Share-Based Payment,” ASC 718 addresses the accounting for share based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that such transaction be accounted for using a fair value based method. Stock-based compensation expense is generally recognized ratably over the requisite service period. Total share-based compensation expense recorded as selling, general and administrative expenses in the condensed statements of operations for the three months ended April 30, 2010 and 2009 was $125,500 and $152,200, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 2. Significant Accounting Policies (continued):

Earnings per share – Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share utilizes the treasury stock method for calculating the dilutive effect of employee stock options, and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. Diluted earnings per share are not presented in periods during which the Company incurred a loss from operations. For the three months ended April 30, 2010, the potentially dilutive common stock equivalents, consisting of stock options, which were excluded from the net income per share calculations due to their anti-dilutive effect was 1,301,950. For the three months ended April 30, 2009 all potentially dilutive shares, consisting of options and restricted stock, were excluded from the calculations due to the net loss.

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed considering the potentially dilutive effect of outstanding stock options and nonvested shares. A reconciliation of the numerators and denominators of basic and diluted per share computations follows:

	Three months ended April 30,
	2010	2009
	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$153,600	$(143,900)
Denominator:
Weighted average common shares (Basic)	14,041,116	14,130,752

Dilutive effect of outstanding options and nonvested shares of restricted stock	843,464	—

Weighted average common shares including assumed conversions (Diluted)	14,884,580	14,130,752

Basic net income (loss) per share	$0.01	$(0.01)
Diluted net income (loss) per share	$0.01	$(0.01)

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2010

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

New Accounting Pronouncements

In November 2008, the Securities Exchange Commission, or (“SEC”), issued for comment a proposed roadmap regarding the potential use by U.S issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our financial statements and we will continue to monitor the development of the potential implementation of IFRS.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 2. Significant Accounting Policies (continued):

In June 2009, the FASB issued an amendment to ASC 810, entitled “Consolidation of Variable Interest Entities,” which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and will require a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. The standard was effective for the Company beginning February 1, 2010 and did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The standard was effective for the Company beginning quarter ended October 31, 2009 and did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance. The amendment was effective for the Company beginning February 1, 2010 and did not have a material impact on the Company’s financial statements.

Note 3. Fixed Assets:

Fixed assets consisted of the following at April 30, 2010 and January 31, 2010, respectively:

	April 30, 2010	January 31, 2010
	(unaudited)

Furniture, fixtures and equipment	$688,900	$672,500
Leasehold improvements	50,400	50,400

	739,300	722,900
Less: Accumulated depreciation and amortization	498,100	471,900

	$241,200	$251,000

Depreciation expense was $26,200 and $29,100 for the three months ended April 30, 2010 and 2009, respectively.

Note 4. Intangible Assets:

Intangible assets consisted of the following at April 30, 2010 and January 31, 2010, respectively:

	April 30, 2010	January 31, 2010
	(unaudited)

Patent application and other deferred costs	$355,400	$343,600

Trademarks	128,300	126,500

Website development costs	23,300	23,200

	507,000	493,300

Less accumulated amortization	233,600	216,000

	$273,400	$277,300

Intangible amortization expense was $17,600 and $16,500 for the three months ended April 30, 2010 and 2009, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 5. Major Customer and Major Vendor-Related Party:

Major Customers

  For the three months ended April 30, 2010, four distributors accounted for approximately 40% of total revenues, representing $1,861,300 of sales as compared to 37% or $1,310,800 of sales for the three months ended April 30, 2009 for the same distributors. The Company has no contractual arrangements with these distributors, and if they were to discontinue purchasing from the Company, it could have a material impact on the Company’s sales unless end users were able to purchase the Company’s products from alternative distributors.

  As of April 30, 2010 and 2009, these four customers had an aggregate open accounts receivable balance of $416,500 and $308,600 respectively, which represented 30% and 21% respectively, of the Company’s total accounts receivable.

Major Vendor-Related Party

  During the three months ended April 30, 2010 and 2009, the Company purchased $1,267,000 and $1,152,000, respectively, of finished goods from Organics Corporation of America (“Organics”), an approximate 1% shareholder of the Company, under a supply agreement. As of April 30, 2010, the Company had an accounts payable balance with Organics of $424,100. The Company owns approximately 5% of the outstanding stock of Organics.

Note 6. Stockholders’ Equity:

2000 Long-Term Incentive Stock Plan

  On October 19, 2000, the stockholders approved the 2000 Long-Term Incentive Stock Plan (the “2000 Plan”). Under the 2000 Plan, the Company may grant stock options, stock appreciation rights (SAR’s) or stock awards. All employees of the Company are eligible to participate in the 2000 Plan. The 2000 Plan authorizes the issuance, in the aggregate, of up to 240,000 shares of common stock. No stock option, SAR or other award, may be granted under the 2000 Plan after October 27, 2009. The maximum number of shares for which awards may be granted to any person in any fiscal year is 12,000. The purchase price per share for each stock option may not be less than 100% of the fair market value on the date of grant and may not be for more than ten years. In the case of incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value on the date of grant and the option may not be exercisable for more than five years. As of April 30, 2010, no stock option grants were outstanding under the 2000 Plan.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 6. Stockholders’ Equity (continued):

2003 Omnibus Equity Incentive Plan

  Effective as of April 22, 2003, the Board of Directors (the “Board”) adopted the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) following approval by the Company’s stockholders. The purpose of the 2003 Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and (c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The 2003 Plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) or stock appreciation rights.

  Initially, the 2003 Plan authorized the issuance, in the aggregate, of up to 1,000,000 shares of common stock, increased by 250,000 additional shares of common stock as of January 1, 2004. At the 2004 Annual Meeting, the 2003 Plan was amended to provide that as of January 31st of each year, commencing with January 31, 2005, the aggregate number of shares of common stock reserved for issuance under the 2003 Plan would automatically increase in an amount equal to the number of shares of common stock issued by reason of awards being granted, exercised or settled, as applicable, during the immediately preceding fiscal year. At April 30, 2010, 2,685,950 options were issued and outstanding under the 2003 Plan.

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

A summary of option activity during the three months ended April 30, 2010 is presented below:

	Options	Weighted Average exercise price

Outstanding at January 31, 2010	2,685,950	$2.42

Granted	—	—
Exercised	—	—
Expired or Surrendered	—	—

Outstanding at April 30, 2010	2,685,950	$2.42

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 6. Stockholders’ Equity (continued):

  The future expense related to unvested stock options will be as follows:

Years Ended January 31,

2011	$41,700
2012	2,200

$43,900

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

  For the three months ended April 30, 2010 and 2009, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. For the three months ended April 30, 2010 and 2009, the expected volatility was based on both historical volatility and implied volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends. The Company did not grant stock options for the three months ended April 30, 2010 and 2009.

  Restricted Stock Awards

  The following table summarizes the status of restricted stock as of April 30, 2010, and changes during the three months then ended:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 31, 2010	380,833	$1.97
Granted	5,000	2.20
Vested	(20,567)	2.05
Retired	(2,766)	1.62

Nonvested at April 30, 2010	362,500	$1.97

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2010

The future expense related to unvested restricted stock awards will be as follows:

Years Ended January 31,

2011	$272,600
2012	207,400
2013	89,400

$569,400

For the three months ended April 30, 2010 and 2009, the Company recognized share-based compensation cost of $125,500 and $152,200, respectively. These costs are included in selling, general and administrative expenses.

Treasury Stock

Per terms of the restricted stock agreements, the Company can pay the employee’s related taxes associated with the employee’s vested stock and decrease the shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to employees. The value of the shares netted for employee taxes represent treasury stock repurchased. During the three months ended April 30, 2010, the Company repurchased 2,766 treasury shares with an aggregate value of $8,200. These shares were subsequently retired during the three months ended April 30, 2010.

Note 7. Income Taxes:

  The components of the provision for income taxes consist of the following:

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009

Current – Federal	$—	$—
Current – State	34,700	600
Deferred – Federal	124,800	(6,100)
Deferred – State	3,400	(600)

Income tax expense (benefit)	$162,900	$(6,100)

  Income tax expense (benefit) was calculated using the statutory tax rate. The difference between the effective tax rate and the statutory tax rate is mainly due to nondeductible stock based compensation expense and also the use of net operating loss carry forwards.

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009

Statutory Federal income tax rate	34.0%	(34.0)%
State taxes, net of Federal benefit	6.9%	(2.9)%
Stock based compensation	9.3%	31.1%
Other	0.9%	1.7%

Effective income tax rate	51.1%	(4.1)%

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

              The Company has Federal income tax loss carryforwards as of April 30, 2010 of approximately $964,400. The Federal Net Operating Loss (“NOL”) carryforwards expire beginning in 2020 and will be fully expired during 2025.

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

              The tax years related to the fiscal years ended January 31, 2007 through January 31, 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations.  No interest and penalties were recorded during the three months ended April 30, 2010 and 2009, respectively.

MEDICAL NUTRITION USA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 8. Commitments and Contingencies:

Lease Commitments

  The Company leases offices and warehouse facilities in New Jersey under operating leases, which expire in December 2012. Total rent expense for the three months ended April 30, 2010 and 2009 was $28,600 and $30,900, respectively. The future minimum lease payments are as follow:

Years Ended January 31,

2011	$112,800
2012	146,800
2013	135,600
Thereafter	2,000

$397,200

  The Company leases vehicles and equipment under various operating leases expiring through 2015. During the three months ended April 30, 2010 and 2009, the total payments under such leases were $2,600 and $3,700, respectively.

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

Employment Contract

  Effective April 17, 2006, the Company entered into an employment agreement with Mr. Francis A. Newman, Chief Executive Officer. This agreement renews automatically on April 17th of each succeeding year unless terminated as provided under the terms of the agreement. Under the agreement, Mr. Newman is entitled to a minimum base salary of $185,500 with annual salary increases at the discretion of the Board of Directors, and an annual incentive bonus in an amount up to 100% of base salary if the Company achieves agreed-upon targets. Additionally, Mr. Newman is entitled to various other benefits (such as travel allowance and participation in employee benefit plans).

Bonus Plan

  On June 7, 2005, the Company approved a bonus plan for officers based on a formula which takes into account sales and EBITDA, with annual targets to be set at the level of the annual operating plan approved by the Board. The plan allows for payment up to 100% of the officers base salary. The percentage combination of cash and common stock of the Company used to pay the bonuses will be at the discretion of the Board of Directors, but in no case will the cash portion be less than 25% of the bonuses awarded. For the three months ended April 30, 2010 and 2009, the Company expensed $102,200 and $88,000 in bonuses based on this plan, respectively

Note 9. 401(k) Plan

  In March 2007, the Company established a 401(k) retirement plan (the “401(k) Plan”) for all eligible employees. In January 2008, the Company amended the 401(k) Plan to include a maximum Company contribution of 4 percent of base salary for the first 5 percent of elected base salary deferrals. Employees are eligible to contribute the maximum as allowed by law. For the three months ended April 30, 2010 and 2009, the 401(k) expense was $22,900 and $23,800, respectively. The 401(k) expense is included in selling, general and administrative expenses.

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

  For a detailed description of factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in Item 1A-Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010, as well as the disclosure set forth under Part II, Item 5 of this Quarterly Report on Form 10-Q.

Results of Operations

  The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this report.

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

  Sales for the three months ended April 30, 2010 were $4,447,300 as compared with $3,427,700 for the three months ended April 30, 2009, an increase of $1,019,600, or 30%. This increase was primarily attributable to an increase in branded product sales of approximately $1,104,800, or 35%, as the Company continues to add new nursing homes and hospitals to our end user community as well as higher consumption within existing facilities. The majority of the Company’s product sales were from formulations of hydrolyzed collagen.

  Cost of sales for the three months ended April 30, 2010 was $2,005,600, or 45% of sales, as compared with $1,610,300 for the three months ended April 30, 2009, or 47% of sales. Gross profit percentage was 55% for the three months ended April 30, 2010 as compared to 53% for the three months ended April 30, 2009. These increases in cost of sales and gross profit percentage are primarily due to the increased sales of higher margin products and the Company’s continuous efforts to control product costs.

  Selling, general and administrative expenses for the three months ended April 30, 2010, increased by $159,300 to $2,017,200 from $1,857,900 for the three months ended April 30, 2009. This increase was primarily attributable to an increase in personnel costs offset by lower stock based compensation expense and lower retail expenses.

  Research and development expenses for the three months ended April 30, 2010 increased by $4,100 to $151,200 from $147,100 for the three months ended April 30, 2009. The increase is primarily due to the timing of certain clinical studies.

  For the three months ended April 30, 2010, the Company had operating income of $273,300 as compared to an operating loss of $(187,600) for the three months ended April 30, 2009. The increase in operating income is primarily due to higher sales and gross margins offset by an increase in selling, general and administrative expenses, as discussed above.

  Interest income was $43,200 for the three months ended April 30, 2010, compared to $37,600 for the three months ended April 30, 2009. The increase is due to increased interest rates in the Company’s money market accounts and investment fund.

  The Company recorded a tax provision of $162,900 for the three months ended April 30, 2010 at an effective rate of 51.1%. For tax purposes, certain expenses for stock based compensation are not deductible. There were also two types of expenses for stock based compensation which resulted in the increase of the effective tax rate above the statutory rate. Restricted stock grants which vested during the year at a time when the fair value of the stock was lower than the value at the grant date resulting in actual tax deductions that are less than the related deferred tax benefit which was recorded over the vesting period related to these grants. Second, the Company incurred charges for stock based compensation related to incentive stock options. To the extent that this expense exceeded the tax deduction related to any disqualifying dispositions of these incentive stock options during the quarter, there was a related increase in the effective tax rate. For the three months ended April 30, 2009, the Company recorded a tax benefit in the amount of $6,100, at an effective tax rate of (4.1)%. For tax purposes, the Company’s income is calculated prior to certain GAAP charges for stock-based compensation, which is not tax deductible.

  The Company’s net income for the three months ended April 30, 2010 was $153,600, or $0.01 per share, compared to a net loss for the three months ended April 30, 2009 of $(143,900) or $ (0.01) per share. The increase in income is due to the reasons described above.

Liquidity and Capital Resources

  At April 30, 2010, the Company had cash, cash equivalents and short term investments of approximately $11,600,000, as compared to approximately $11,500,000, at January 31, 2010. At April 30, 2010, approximately 97% of accounts receivable were less than 30 days past due. Cash provided by operations during the three months ended April 30, 2010 was $102,300, as compared to cash used in operations of $16,100 for the three months ended April 30, 2009. The increase is primarily due to higher income provided by operations offset by year end tax and bonus payments.

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

Off-Balance Sheet Arrangements

  As of April 30, 2010, the Company did not have any off-balance sheet financing arrangements or any equity interests in any variable entity or other minority owned ventures.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

  Cash, cash equivalents and short term investments at April 30, 2010 totaled approximately $11.6 million. These amounts are primarily invested in money market accounts and a short term bond fund. The Company’s operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. The Company places its marketable investments in instruments that meet high credit quality standards. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. The impact on the Company’s results of one percentage point change in short-term interest rates would not have a material impact on the Company’s future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities. The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates due mainly to the short-term nature of our investment portfolio.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2010 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. **

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. **

32.1
Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. **

10.11	Third Amendment to office lease dated July 27, 2009 by and between Medical Nutrition USA, Inc. and the Realty Associates Fund VI, L.P. **

10.12	Fourth Amendment to office lease dated April 23, 2010 by and between Medical Nutrition USA, Inc. and the Realty Associates Fund VI, L.P. **

** Filed Herewith

Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL NUTRITION USA, INC.

Dated: June 4, 2010	By:	/s/ Frank J. Kimmerling
Frank J. Kimmerling
Chief Financial Officer